Form 10-Q
period 1996-03-31
MISSISSIPPI I GAMING L P
filed 1996-05-15
CIK 918883

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                    FORM 10-Q



                                QUARTERLY REPORT
                         Pursuant to Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934


For the quarter ended March 31, 1996              Commission File Number 0-20648


                            MISSISSIPPI - I  GAMING, L.P.
                (Exact Name of Registrant as Specified in its Charter)

              Mississippi                              64-0828954
   (State or other jurisdiction of                   (I.R.S Employer
    incorporation or organization)                   identification No.)

           c/o Boomtown, Inc.
     P.O. Box 399, Verdi, Nevada                         89439-0399
(Addressed of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code:  (702) 345-8643


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X      No  ____

                          MISSISSIPPI - I GAMING, L.P.


PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements (Unaudited)

Balance Sheets, September 30, 1995 and March 31, 1996 .................... 3

Statements of Operations For the Three and Six Months
Ended March 31, 1996 and 1995............................................. 4

Condensed Statements of Cash Flows For the Six Months
Ended March 31, 1996 and 1995 ............................................ 5

Notes to Financial Statements ............................................ 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................. 9


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................ 13

Item 5.  Other Information................................................ 13

Item 6.  Exhibits and Reports on Form 8-K................................. 13

SIGNATURES................................................................ 14

SCHEDULE OF EXHIBITS...................................................... 15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          MISSISSIPPI - I GAMING, L.P.

                               BALANCE SHEETS
                               (in thousands)


                                   September 30,   March 31,
                                       1995          1996
                                   ------------    ---------
                                                  (unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents          $ 2,928       $3,217
   Accounts receivable, net                55          144
   Inventories                            511          231
   Prepaid expenses and other
    current assets                       2,171       1,447
                                      --------      -------
          Total current assets           5,665       5,039

Property and equipment, at cost,
 less accumulated depreciation         33,837       33,989
Other assets                            2,317        4,649
                                      -------      -------
          Total assets                $41,819      $43,677


LIABILITIES AND PARTNERS' DEFICIT:
Current liabilities:
   Accounts payable                   $   550      $  725
   Accrued compensation                   499         548
   Other accrued liabilities            2,796       2,622
   Note payable - Boomtown, Inc.       37,672      40,898
   Accrued interest payable -
    Boomtown, Inc.                      2,399       1,941
    Long-term debt due within one
     year (Note 2)                        284         339
                                       ------     -------
          Total current liabilities     44,200     47,073

Long-term debt due after one year
 (Note 2)                                  320        243

Commitments and Contingencies
 (Notes  3 and 4)

Partners' deficit:
   General Partner                         --         --
   Limited Partners                     (2,701)    (3,639)
                                        ------     ------
          Total Partners' deficit       (2,701)    (3,639)
                                        ------     ------
     Total liabilities and
      Partners' Deficit                $41,819    $43,677
                                        ------     ------
                                        ------     ------



                            See accompanying notes.

                           MISSISSIPPI - I GAMING, L.P.

                            STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)



                                       Three Months Ended     Six Months Ended
                                              March 31,           March 31,
                                        1995       1996        1995       1996
                                        ----       ----        ----       ----
Revenues:
   Gaming                              $10,303     $11,075    $19,433   $21,188
   Family entertainment center             469         495        974       961
   Food and beverage                       561         700      1,058     1,292
   Other income                             (2)         87         50       180
                                       -------     -------    -------   -------
                                        11,331      12,357     21,515    23,621

Costs and expenses:
   Gaming                                4,509       3,624      8,806     7,337
   Gaming equipment leases                 571         582      1,141     1,152
   Family entertainment center             236         267        461       526
   Food and beverage                       591         748      1,089     1,328
   Marketing                             1,492       1,813      2,988     3,298
   General and administration            3,816       4,418      7,092     8,891
   Depreciation and amortization           335         411        667       765
                                       -------     -------    -------   -------
                                        11,550      11,863     22,244    23,297


Gain (loss) from operations               (219)        494       (729)      324
Interest expense and other, net         (1,078)     (1,161)    (2,149)   (2,312)
                                       -------     -------    -------   -------

Net loss                               $(1,297)    $  (667)   $(2,878) $ (1,988)
                                       -------     -------    -------   -------

Net loss allocated to Partners:
   General Partner                     $   (46)    $    (8)   $  (113) $    (49)
   Limited Partners                     (1,251)       (659)    (2,765)   (1,939)
                                       -------     -------    -------   -------
                                       $(1,297)    $  (667)   $(2,878) $ (1,988)
                                       -------     -------    -------   -------
                                       -------     -------    -------   -------








                            See accompanying notes.

                         MISSISSIPPI - I GAMING, L.P.

                      CONDENSED STATEMENTS OF CASH FLOWS
              Increase (decrease) in cash and cash equivalents
                               (in thousands)
                                (unaudited)


                                                      Six Months Ended
                                                          March 31,
                                                     1995             1996
                                                     ----             -----
Cash flows from operating activities:
   Net loss                                        $(2,878)          $(1,988)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
         Lease expense recorded in exchange for
            limited partnership interest             1,000             1,000
   Depreciation and amortization                       667               765
   Accrued interest payable - Boomtown, Inc.         1,512              (458)
   Other adjustments, net                              943               843
                                                   -------            ------
      Net cash provided by operating activities      1,244               162
                                                   -------            ------

Cash flows from investing activities:
   Proceeds from sale of property and equipment          8                77
   Payments for purchases of property and equipment   (887)             (458)
   Decrease in construction related payables          (344)              (83)
                                                   -------            ------
     Net cash used in investing activities          (1,223)             (464)
                                                   -------            ------

Cash flows from financing activities:
   Note payable - Boomtown, Inc., net                   99             3,092
   Prepayment of property lease                         --            (2,480)
   Proceeds from long-term debt                        857               144
   Principal payments on long-term debt               (123)             (165)
                                                   -------            ------
      Net cash provided by financing activities        833               591
                                                   -------            ------

Net increase in cash and cash equivalents              854               289
Cash and cash equivalents:
   Beginning of period                               1,369             2,928
                                                   -------            ------
   End of period                                    $2,223            $3,217
                                                   -------            ------






                             See accompanying notes.

                           MISSISSIPPI - I GAMING, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

     BASIS OF PRESENTATION AND NATURE OF BUSINESS - Mississippi - I Gaming, L.P. (the "Company" or the "Partnership"), a Mississippi limited partnership, is a majority owned and controlled partnership of Boomtown, Inc. ("Boomtown"). Boomtown owns an 80% limited partnership interest and through its wholly-owned subsidiary, Bayview Yacht Club, Inc. (a Mississippi corporation and the general partner of the Partnership), Boomtown owns an
additional 5% interest in the Partnership.   A 15% limited partnership
interest is owned by an individual. Under terms of the Partnership Agreement, after three years of operation, either Boomtown or the individual may exercise an option to convert the individual's ownership interest into Boomtown Common Stock or cash, at the option of the individual, at an amount calculated based upon a multiple of earnings. The Partnership agreement provides for quarterly distributions to be made to the minority limited partner. The Partnership also leases the casino barge and building from National Gaming Corporation for an amount equal to 16% of earnings before depreciation, interest and taxes.

     INTERIM FINANCIAL INFORMATION - The balance sheet at September 30, 1995 has been taken from the audited financial statements at that date. The interim financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which the Partnership considers necessary for a fair presentation of its financial position at March 31, 1996, the results of operations for the three and six months ended March 31, 1996 and 1995 and cash flows for six months ended March 31, 1996 and 1995 have been included. The Partnership's operations are seasonal and thus operating results for the three and six months ended March 31, 1996 should not be considered indicative of the results that may be expected for the fiscal year ending September 30, 1996. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended September 30, 1995.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.


2.  LONG-TERM DEBT

     Long-term debt consists of the following:

                               September 30, 1995           March 31, 1996
     11.5% note payable            $604,000                     $466,000
     Capital lease
      obligation                         --                      116,000
                                   --------                     --------

                                    604,000                      582,000
     Less amounts due within
      one year                      284,000                      339,000
                                   --------                     --------
                                   $320,000                     $243,000
                                   --------                     --------
                                   --------                     --------

                          MISSISSIPPI - I GAMING, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                 (unaudited)

     The 11.5% note payable is secured by furniture, fixtures and equipment with a net book value of approximately $614,000 at March 31, 1996. The note matures in October 1997.

     The capital lease obligation is secured by equipment with a net book value of approximately $124,000 at March 31, 1996 and matures in December 1998.


3.  COMMITMENTS AND CONTINGENCIES

     On November 24, 1993, Boomtown completed the private placement of $103.5 million of 11.5% First Mortgage Notes due November 2003 (the "Notes"). The Notes are secured by, among other things, a full and unconditional guarantee by the Partnership, as defined in the Indenture to the Notes.

          The Indenture governing the Notes places certain business, financial and operating restrictions on Boomtown and its subsidiaries including, among other things, the incurrence of additional indebtedness, issuance of preferred equity interests and entering into operational leases; limitations on dividends, repurchase of capital stock of Boomtown and redemption's of subordinated debt; limitations on transactions with affiliates; limitations on mergers, consolidations and sales of assets; limitations on amending existing partnership and facility construction agreements; and limitations on the use of proceeds from the issuance of the Notes.

     The Partnership is a guarantor for a $1.1 million promissory note for Blue Diamond Hotel & Casino, Inc., a wholly owned subsidiary of Boomtown, Inc., with an outstanding balance of $645,000 at March 31, 1996.

     In addition, the Company is a guarantor for a ship mortgage with an outstanding balance of $3.8 million at March 31, 1996, of Louisiana - I Gaming, L.P., a majority owned and controlled partnership of Boomtown.

     In October 1994, the Mississippi Gaming Commission adopted a regulation which requires, as a condition of license or license renewal, for a gaming establishment's plan to include various expenditures including parking facilities and infrastructure facilities amounting to at least 25% of the casino cost. Although the Company believes they have satisfied this requirement at the Mississippi property, there can be no assurance the Mississippi Gaming Commission will not require further development on the casino site including hotel rooms and additional parking facilities. Additionally, there can be no assurance that the Partnership will be successful in completing such a project or that the Partnership would be able to obtain a waiver if the Partnership decides not to build.


4.  OTHER EVENTS

     AMENDMENT OF BARGE LEASE - Upon commencement of operations, the Company entered into an agreement with Hospitality Franchise Systems, Inc. ("HFS") whereby HFS advanced the Company $11 million in return for ownership of the Biloxi barge and shell building. The

                          MISSISSIPPI - I GAMING, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

Partnership leases the assets from HFS under a 25 year lease with a 25 year renewal option. Under this agreement, HFS was to receive as rent 20% of the adjusted earnings before interest, taxes, depreciation, and amortization ("EBTIDA") as defined in the related contract. HFS was also to provide marketing services to Boomtown Biloxi. The assets under this agreement, as well as the related contractual arrangements, were subsequently transferred to National Gaming Corporation, Inc. ("NGC").

     In November, 1995, the Company executed an agreement with NGC whereby $2.4 million was returned to NGC in return for a reduction of the EBITDA distributions from 20% to 16%. Additionally for $100,000, the Company secured an option to buy the barge from NGC as well as to buy out the EBITDA participation at a cost approximating the original investment made by HFS less the $2.4 million that was paid. The option terminates on March 31, 1997, but is renewable for an additional two years for $100,000 a year. The $2.4 million is being amortized to lease expense over the remaining lease term.


5.  MANAGEMENT FEE

     Boomtown is responsible for managing the operations of the Partnership and all of its other subsidiaries (collectively the "Subsidiaries"). During the current fiscal year, Boomtown charged its Subsidiaries for their pro-rata share of the costs it incurred relative to this management function (the "Management Fee"). During the quarter and six months ended March 31, 1996, the Partnership recorded Management Fees in the amount of $150,000 and $336,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The following table sets forth certain items from the Partnership's statements of operations as a percentage of total revenues for the three and six month periods ended March 31, 1995 and 1996:


(thousands)                  Three Months Ended                       Six Months Ended
(unaudited)                        March 31,                             March 31,
                               1995           1996                1995               1996
                            ----------     ----------          ----------          ---------
Revenues:
   Gaming                 $10,303   90.9%  $11,075   89.6%   $19,433   90.3%   $21,188    89.7%
   Non-gaming               1,028    9.1%    1,282   10.4%     2,082    9.7%     2,433    10.3%
                          -------  -----   -------  -----    -------  -----    -------   -----
                           11,331  100.0%   12,357  100.0%    21,515  100.0%    23,621   100.0%


Operating costs and expenses:
   Gaming                   5,080   44.8%    4,206   34.0%     9,947   46.2%     8,489    35.9%
   Non-gaming                 827    7.3%    1,015    8.2%     1,550    7.2%     1,854     7.8%
   Marketing, general and
       administrative       5,308   46.8%    6,231   50.4%    10,080   46.9%    12,189    51.6%
   Depreciation               335    3.0%      411    3.3%       667    3.1%       765     3.2%
                          -------  -----   -------  -----    -------  -----    -------   -----
                           11,550  101.9%   11,863   96.0%    22,244  103.4%    23,297    98.6%

Income (loss) from
 operations                 (219)   (1.9%)      49   44.0%      (729)  (3.4%)     324      1.4%
Interest and other
 expenses, net            (1,078)   (9.5%)  (1,161)  (9.4%)   (2,149) (10.0%)  (2,312)    (9.8%)
                         -------   ------  -------   -----  --------  ------  -------     -----
Net loss                 $(1,297)  (11.4%) $  (667)  (5.4%) $ (2,878) (13.4%) $(1,988)    (8.4%)
                         =======   ======  =======   =====  ========  ======  =======     =====



     Total revenues for the second quarter ended March 31, 1996 were $12.4 million, 9.1% higher than in the $11.3 million in the same prior year period. Gaming revenues improved 7.5% to $11.1 million and non-gaming revenues increased 24.7% to $1.3 million for the quarter. The Partnership generates approximately 90% of its total revenues from gaming operations consisting primarily of slot and video poker machines and various types of table games. During the first half of fiscal 1996 the Partnership recorded gaming revenues of $21.2 million and non-gaming revenues of $2.4 million, an improvement of 9% and 17%, respectively over the same prior year period. The Partnership believes the increase in gaming revenues for the quarter and six months ended March 31, 1996, resulted primarily from higher casino patronage and related gaming play primarily due to the expansion of gaming in the Gulf Coast area. The Partnership has successfully maintained its market share on the Gulf Coast with the addition of new casinos and the expansion of existing gaming properties. Additionally, the revenue growth is partially attributable to improvements in the quality of its food and beverage and enhanced marketing efforts promoting the Boomtown brand.

     The gaming margin increased $1.6 million for the second quarter of fiscal 1996 to 62% of gaming revenues. This compares to 51% in the same prior year quarter. For the six months ended March 31, 1996, the gaming margin improved from 49% to 60% of gaming revenues to $12.7 million. The improvements in the gaming margin are a result of the efficiencies in labor costs

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

associated with higher revenues, discontinuance of Keno gaming in October 1995 and ceasing operations of its flight program in November 1995. The gaming margin was negatively affected in both fiscal periods from gaming equipment leased under three year operating terms. As a result of these leases, the related gaming equipment is expensed over a three year period as compared to useful lives of approximately five years. The non-gaming margin was $267,000 and $579,000 for the quarter and six months ended March 31, 1996, respectively. This compares to $201,000 and $532,000, respectively for the same prior year period.

     Marketing expenses were $1.8 million and $3.3 million for the three and six months ended March 31, 1996 as compared to $1.5 million and $3.0 million during the same prior year periods. Marketing expenses consist of costs associated with printed advertising, outdoor signs, media advertising, the Company's players club and bus programs, promotional events and other administrative expenses. The increase in marketing expenses for the quarter and six month periods resulted primarily from additional advertising to promote the Boomtown brand, higher bus program fees and the increase in players club redemption costs.

     General and administrative expenses were $4.4 million for the quarter ended March 31, 1996, an increase of approximately $600,000 from the prior year commensurate quarter. The increase is due primarily to higher lease expenses on the barge and land where the casino operates, increased building maintenance costs and additional medical costs as employees became eligible for benefits. Additionally, during the current year quarter, the Partnership was charged management fees of $150,000 by Boomtown for which no amounts were charged in the prior year period. Boomtown is responsible for managing the operations of the Partnership and charges its subsidiaries a pro-rata share of costs incurred relative to this management function.

     For the six months ended March 31, 1996 general and administrative expenses were $8.9 million, an increase of $1.8 million over the prior year six month period. This increase is due to higher employee related medical and insurance costs, as employees became eligible for Company sponsored medical benefits, higher property taxes, additional lease expenses on the barge and land and management fees charged by Boomtown.

     During the quarter and six months ended March 31, 1996 the Partnership generated earnings before interest, taxes, depreciation and amortization ("EBITDA") of $905,000 and $1.1 million, respectively. This compares to EBITDA of $117,000 and EBITDA loss of $62,000 in the prior year periods. EBITDA as a percentage of revenue was 7.3% and 4.6% for the current quarter and six month period, respectively, as compared to 1% and (.3%) for the prior year periods, respectively.

     Depreciation expense for the quarter and six months ended March 31, 1996 was $400,000 and $743,000, respectively and amortization expense was $11,000 and $22,000, respectively. The Partnership incurred interest expense of $1.2 million, interest income of $12,000 and a gain on the sale of assets of $39,000 during the second fiscal quarter of 1996. For the first six months of fiscal 1996 interest expense was $2.4 million, interest income was $21,000 and the gain on sale of assets recorded was $39,000. The majority of interest expense incurred is related to the Boomtown note payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's principal source of liquidity at March 31, 1996 was cash and cash equivalents of approximately $3.2 million, an increase of $300,000 from September 30, 1995. The Partnership generated $162,000 from operating activities in addition to paying approximately $3.0 million of interest to Boomtown, Inc. in partial satisfaction of outstanding interest payable on the long-term notes payable. During the first six months of prior fiscal year the Partnership provided $1.2 million of operating cash as well as funding $1.1 million of interest accrued on the notes payable to Boomtown.


     Net cash used in investing activities for the first six months of fiscal 1996 was $464,000, primarily related to $458,000 used toward the purchase of property and equipment offset by $77,000 received from the sale of certain assets. Additionally, other uses of cash during the period included the partial prepayment of a lease on the gaming barge. In November 1995, the Partnership executed an agreement whereby $2.4 million was paid to the lessor of the barge in return for a reduction of the future lease payments.

     At March 31, 1996 the Partnership's debt was primarily comprised of a $40.9 million note payable to Boomtown, and other payables of $582,000 on furniture, fixtures and other equipment at rates ranging from 9.5% to 11.5%. The executed note agreement with Boomtown states that principal and interest are to be paid from all available funds as soon as such payment becomes practicable, and in no event later than November, 1998. Management of Boomtown has not required payments except to the extent of available cash. Interest is calculated on the notes payable to Boomtown at 11.5% and is based on the average monthly outstanding balance. Payments are applied first to accrued interest and then to principal.

     The Partnership's current long term plan is to expand by adding a minimum of 200 and up to 500 hotel rooms adjacent to the casino as well as additional parking facilities. The project is conditional upon the Partnership's ability to obtain adequate financing. The Partnership has not obtained such financing to date and there is no assurance the Partnership will be successful in obtaining such financing on acceptable terms and therefore can provide no assurance the project will ever commence or be completed.

     In November 1993, Boomtown closed the issuance and sale of an aggregate of $103.5 million principal amount of 11.5% First Mortgage Notes due November
1, 2003 (the "Notes").   Payment of the principal, interest and any other
amounts owing under the Notes have been unconditionally guaranteed by certain subsidiaries of Boomtown, including the Partnership. See the Indenture, which is hereby incorporated by reference attached as Exhibit 10.36 to Boomtown, Inc.'s Annual Report on the Form 10-K for the year ended September 30, 1994.

     The Partnership believes that its current available cash and cash equivalents and anticipated cash flow from operations, will be sufficient to fund the Partnership's working capital and normal recurring capital expenditures through the end of fiscal 1996. The Partnership does not believe such sources of liquidity will be sufficient to fund any of its proposed expansion projects. The Partnership believes that expansion of its existing facilities is important for continued growth. If the projects were to proceed, the Partnership anticipates that such financing, subject to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

certain restrictions set forth in the First Mortgage Notes, would come from one or more of a number of sources, including cash flow from operations, bank financing, vendor financing or debt, joint ventures, equity financing, other long-term debt or additional advances from Boomtown. However, there can be no assurance that such financing will be available on terms acceptable to the Partnership or that any proposed expansion projects by the Partnership will ever be completed. Further, given the rapidly changing national competitive and legal environments related to gaming, the Partnership's future operating results are highly conditional and could fluctuate significantly. Should cash flow from the Partnership's operations be below expectations, the Partnership may have difficulty in satisfying capital requirements.

     The statements set forth above regarding the Partnership's estimates of its liquidity and capital expenditure requirements and the sufficiency of its resources are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Future operating results of the Partnership may be adversely affected or otherwise fluctuate significantly as a result of a number of factors, including without limitation, seasonality, weather conditions, the general level of demand for casino gaming and entertainment facilities, competition in the gaming industry, and uncertainties in general economic, regulatory and political conditions affecting the gaming industry, difficulties in integrating the businesses of Boomtown and Hollywood Park following the proposed merger and lack of financing following the proposed merger with Hollywood Park. For example, competition in Mississippi has intensified due to the rapid growth of dockside gaming on the Mississippi Gulf Coast, as well as continued competition from Louisiana casinos. The Biloxi and Gulf Coast markets are therefore experiencing significant dilution and any additional casinos could dilute per unit win even further. Any of the above factors, among others, could cause the Partnership's operating results to be weaker than expected, and could cause the Partnership's cash requirements to differ materially from the Partnership's current estimates.

                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     NONE

ITEM 5.  OTHER INFORMATION.

     NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     Exhibits enclosed herein are detailed on the Schedule of Exhibits on page 15.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                              Mississippi - I Gaming, L.P.
                              Registrant

Date:   May 14, 1996          /s/ Phil Bryan
                              ----------------------------------------------
                              Phil Bryan, President; Chief Operating Officer


Date:   May 14, 1996          /s/ Jon Whipple
                              ----------------------------------------------
                              Jon Whipple, Corporate Controller; Principal
                              Accounting and Financial Officer

                             SCHEDULE OF EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION

10.1(1) Letter of Intent dated as of March 26, 1993 among Boomtown, Inc. and Raphael Skrmetta, relating to the property in Biloxi, Mississippi.

10.2(2) Agreement to Lease Real Property in Biloxi, Mississippi by and between Boomtown, Inc., and Raphael Skrmetta.

10.3(3) Purchase Agreement dated as of November 3, 1993 among Boomtown, Inc., Boomtown Hotel & Casino, Inc., Blue Diamond Hotel & Casino, Inc., Louisiana-I Gaming, L.P., Louisiana Gaming Enterprises, Inc., Mississippi-I Gaming, L.P., Bayview Yacht Club, Inc.,
          Oppenheimer & Co., Inc. and Sutro & Co.Incorporated.

10.4(4) Asset Purchase and Sale Agreement dated as of April 27, 1994 by and between HFS Gaming Corp. and Mississippi - I Gaming, L.P.

10.5(4) Lease Agreement between HFS Gaming Corp. as Landlord and Mississippi - I Gaming, L.P. as Tenant dated as of April 27, 1994.

10.6(4) Marketing Services Agreement dated as of April 27, 1994 by and among Boomtown, Inc. and HFS Gaming Corp.

10.7(5) Option Agreement dated as November 6, 1995 by and between National Gaming Mississippi, Inc. and Mississippi - I Gaming, L.P.

10.8(5) Lease Agreement dated November 6, 1995 to the Lease Agreement dated as of April 27, 1994 by and among National Gaming Mississippi, Inc. and Mississippi-I Gaming, L.P.

10.9(5) Marketing Services Agreement Amendment dated as of November 6, 1995 to Marketing Services Agreement dated as of April 27, 1994 by and among Boomtown, Inc. and HFS Gaming Corporation.

___________________________


(1) Incorporated by reference to the exhibit filed with Boomtown's Current Report on Form 8-K filed with the SEC on April 1, 1993.

(2) Incorporated by reference to the exhibit filed with Boomtown's Registration Statement on Form S-1 (File No. 33-61198), effective May 24, 1993.

(3) Incorporated by reference to the exhibit filed with Boomtown's Form 10-K for the fiscal year ended September 30, 1993.

                              SCHEDULE OF EXHIBITS


(4) Incorporated by reference to the exhibit filed with the Boomtown, Inc.'s Registration Statement on Form S-4 (File No. 33-70350), effective May 4, 1994.

(5) Incorporated by reference to the exhibits filed with Boomtown's Form 10-K for the fiscal year ended September 30, 1995.