Form 10-Q
period 1996-06-30
MISSISSIPPI I GAMING L P
filed 1996-08-14
CIK 918883

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                                QUARTERLY REPORT
                        Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarter ended June 30, 1996               Commission File Number 0-20648


                          MISSISSIPPI - I  GAMING, L.P.
             (Exact Name of Registrant as Specified in its Charter)

                Mississippi                           64-0828954
                -----------                           ----------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X    No
                                          -----    -----

                          MISSISSIPPI - I GAMING, L.P.


PART I.  FINANCIAL INFORMATION


     PART I.  FINANCIAL INFORMATION


     Item 1.   Financial Statements (Unaudited)

               Balance Sheets, September 30, 1995 and June 30, 1996..........  3

               Statements of Operations For the Three and Nine Months
               Ended June 30, 1996 and 1995..................................  4

               Condensed Statements of Cash Flows For the Nine Months
               Ended June 30, 1996 and 1995..................................  5

               Notes to Financial Statements.................................  6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................  9

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings............................................. 13

     Item 5.   Other Information............................................. 13

     Item 6.   Exhibits and Reports on Form 8-K.............................. 13

SIGNATURES................................................................... 14

SCHEDULE OF EXHIBITS......................................................... 15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          MISSISSIPPI - I GAMING, L.P.

                                 BALANCE SHEETS
                                 (in thousands)

                                                                        September 30,       June 30,
                                                                            1995              1996
                                                                        ------------       ----------
                                                                                           (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                                  $  2,928       $  2,568
  Accounts receivable, net                                                         55             73
  Inventories                                                                     511            282
  Prepaid expenses and other current assets                                     2,171          2,420
                                                                             --------       --------
        Total current assets                                                    5,665          5,343

Property and equipment, at cost,
  less accumulated depreciation                                                33,837         35,846
Other assets                                                                    2,317          4,612
                                                                             --------       --------
    Total assets                                                             $ 41,819       $ 45,801
                                                                             --------       --------
                                                                             --------       --------
LIABILITIES AND PARTNERS' DEFICIT:
Current liabilities:
  Accounts payable                                                           $    550       $    719
  Accrued compensation                                                            499            841
  Other accrued liabilities                                                     2,796          3,078
  Note payable - Boomtown, Inc.                                                37,672         41,209
  Accrued interest payable - Boomtown, Inc.                                     2,399          1,734
  Long-term debt due within one year (Note 2)                                     284          1,548
                                                                             --------       --------
        Total current liabilities                                              44,200         49,129

Long-term debt due after one year (Note 2)                                        320            312

Commitments and Contingencies (Notes  3 and 4)

Partners' deficit:
  General Partner                                                                  --             --
  Limited Partners                                                             (2,701)        (3,640)
                                                                             --------       --------
        Total Partners' deficit                                                (2,701)        (3,640)
                                                                             --------       --------
    Total liabilities and Partners' Deficit                                  $ 41,819       $ 45,801
                                                                             --------       --------
                                                                             --------       --------


                             See accompanying notes.

                          MISSISSIPPI - I GAMING, L.P.

                            STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                  Three Months Ended             Nine Months Ended
                                                       June 30,                      June 30,
                                                 1995            1996          1995            1996
                                               --------       --------       --------       --------
Revenues:
  Gaming                                       $ 11,014       $ 11,771       $ 30,447       $ 32,959
  Family entertainment center                       560            601          1,534          1,562
  Food and beverage                                 646            800          1,704          2,092
  General store                                      --             55             --             55
  Other income                                       91             97            141            277
                                               --------       --------       --------       --------
                                                 12,311         13,324         33,826         36,945

Costs and expenses:
  Gaming                                          4,241          3,715         13,047         11,052
  Gaming equipment leases                           567            567          1,708          1,719
  Family entertainment center                       272            294            733            820
  Food and beverage                                 624            896          1,713          2,224
  General store                                      --             41             --             41
  Marketing                                       1,615          1,956          4,603          5,254
  General and administration                      4,179          4,724         11,291         13,615
  Depreciation and amortization                     327            426            994          1,191
                                               --------       --------       --------       --------
                                                 11,825         12,619         34,089         35,916


Gain (loss) from operations                         486            705           (263)         1,029
Interest expense and other, net                  (1,080)        (1,206)        (3,209)        (3,518)
                                               --------       --------       --------       --------
Net loss                                          ($594)        ($501)       ($3,472)       ($2,489)
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------
Net loss allocated to Partners:
  General Partner                                  ($13)          ($--)         ($126)          ($49)
  Limited Partners                                 (581)          (501)        (3,346)        (2,440)
                                               --------       --------       --------       --------
                                                  ($594)         ($501)       ($3,472)       ($2,489)
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------


                             See accompanying notes.

                          MISSISSIPPI - I GAMING, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                   (unaudited)

                                                                                Nine Months Ended
                                                                                     June 30,
                                                                               1995           1996
                                                                             --------       --------
Cash flows from operating activities:
  Net loss                                                                    ($3,472)       ($2,489)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
  Lease expense recorded in exchange for
    limited partnership interest                                                1,500          1,500
  Depreciation and amortization                                                   994          1,191
  Prepaids expenses and other current assets                                      737           (331)
  Accrued compensation                                                            286            341
  Other accrued liabilities                                                       507            283
  Accrued interest payable - Boomtown, Inc.                                     1,374           (665)
  Other adjustments, net                                                          122            347
                                                                             --------       --------
    Net cash provided by operating activities                                   2,048            177
                                                                             --------       --------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                                     17            212
  Payments for purchases of property and equipment                             (1,450)        (2,807)
  Decrease in construction related payables                                      (344)           (83)
                                                                             --------       --------
    Net cash used in investing activities                                      (1,777)        (2,678)
                                                                             --------       --------

Cash flows from financing activities:
  Note payable - Boomtown, Inc., net                                              190          3,365
  Prepayment of property lease                                                     --         (2,480)
  Proceeds from long-term debt                                                    857          1,538
  Principal payments on long-term debt                                           (187)          (282)
                                                                             --------       --------
    Net cash provided by financing activities                                     860          2,141
                                                                             --------       --------

Net increase (decrease) in cash and cash equivalents                            1,131           (360)

Cash and cash equivalents:
  Beginning of period                                                           1,369          2,928
                                                                             --------       --------
  End of period                                                              $  2,500       $  2,568
                                                                             --------       --------
                                                                             --------       --------


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

          INTERIM FINANCIAL INFORMATION - The balance sheet at September 30, 1995 has been taken from the audited financial statements at that date. The interim financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which the Partnership considers necessary for a fair presentation of its financial position at June 30, 1996, the results of operations for the three and nine months ended June 30, 1996 and 1995 and cash flows for nine months ended June 30, 1996 and 1995 have been included. The Partnership's operations are seasonal and thus operating results for the three and nine months ended June 30, 1996 should not be considered indicative of the results that may be expected for the fiscal year ending September 30, 1996. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended September 30, 1995.

          RECLASSIFICATIONS - Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

2.  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                        September 30, 1995       June 30, 1996
                                        ------------------       -------------
     11.5% note payable                        $  604                $  394
     Capital lease obligations                     --                 1,466
                                               ------                ------
                                                  604                 1,860
     Less amounts due within one year             284                 1,548
                                               ------                ------
                                               $  320                $  312
                                               ------                ------
                                               ------                ------

                          MISSISSIPPI - I GAMING, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

          The 11.5% note payable is secured by furniture, fixtures and equipment. The note matures in October 1997.

          The capital lease obligations are secured by equipment under agreements and mature in August 1997, September 1997 and December 1998. During June 1996 the Partnership converted two operating leases into capital leases. The two leases are secured by equipment and mature August 1997 and September 1997, respectively.

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

          The Partnership is a guarantor for a $1.1 million promissory note for Blue Diamond Hotel & Casino, Inc., a wholly owned subsidiary of Boomtown, Inc., with an outstanding balance of $511,000 at June 30, 1996.

          In addition, the Company is a guarantor for a ship mortgage with an outstanding balance of $3.5 million at June 30, 1996, of Louisiana - I Gaming, L.P., a majority owned and controlled partnership of Boomtown.

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

                          MISSISSIPPI - I GAMING, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

4.  OTHER EVENTS

          AMENDMENT OF BARGE LEASE - Upon commencement of operations, the Company entered into an agreement with Hospitality Franchise Systems, Inc. ("HFS") whereby HFS advanced the Company $11 million in return for ownership of the Biloxi barge and shell building. The Partnership leases the assets from HFS under a 25 year lease with a 25 year renewal option. Under this agreement, HFS was to receive as rent 20% of the adjusted earnings before interest, taxes, depreciation, and amortization ("EBTIDA") as defined in the related contract. HFS was also to provide marketing services to Boomtown Biloxi. The assets under this agreement, as well as the related contractual arrangements, were subsequently transferred to National Gaming Corporation, Inc. ("NGC").

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

     BOOMTOWN'S PROPOSED MERGER WITH HOLLYWOOD PARK, INC. ("HOLLYWOOD
PARK") -- On April 23, 1996, Boomtown entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park relating to the strategic combination of Hollywood Park and Boomtown. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, the Company would become a wholly-owned subsidiary of Hollywood Park (the "Merger"). Pursuant to the Merger Agreement, at the effective date of the Merger (the "Effective Date"), each issued and outstanding share of Boomtown Common Stock will be converted into the right to receive 0.625 (the "Exchange Ratio"), of a share of Hollywood Park Common Stock. The Merger is intended to be structured as a tax-free reorganization.

     Certain additional matters relating to the signing of the Merger Agreement and a complete description of the Merger Agreement are more fully described in Boomtown's Form 8-K dated April 23, 1996, including the Agreement and Plan of Merger file as exhibit 2.1 thereto, and filed with the Securities and Exchange Commission on May 3, 1996.

5.  MANAGEMENT FEE

          Boomtown is responsible for managing the operations of the Partnership and all of its other subsidiaries (collectively the "Subsidiaries"). During the current fiscal year, Boomtown charged its Subsidiaries for their pro-rata share of the costs it incurred relative to this management function (the "Management Fee"). During the quarter and nine months ended June 30, 1996, the Partnership recorded Management Fees in the amount of $159,000 and $495,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          The following table sets forth certain items from the Partnership's statements of operations as a percentage of total revenues for the three and nine month periods ended June 30, 1995 and 1996 (in thousands, unaudited):

                                                           Three Months Ended                          Nine Months Ended
                                                               June 30,                                    June 30,
                                                      1995                  1996                  1995                  1996
                                               -----------------     -----------------     -----------------     -----------------
Revenues:
   Gaming                                      $11,014      89.5%    $11,771      88.3%    $30,447      90.0%    $32,959      89.2%
   Non-gaming                                    1,297      10.5%      1,553      11.7%      3,379      10.0%      3,986      10.8%
                                               -----------------     -----------------     -----------------     -----------------
                                                12,311     100.0%     13,324     100.0%     33,826     100.0%     36,945     100.0%

Operating costs and expenses:
   Gaming                                        4,808      39.1%      4,282      32.2%     14,755      43.6%     12,771      34.5%
   Non-gaming                                      896       7.3%      1,231       9.2%      2,446       7.2%      3,085       8.4%
   Marketing, general and administrative         5,794      47.1%      6,680      50.1%     15,894      47.0%     18,869      51.1%
   Depreciation                                    327       2.6%        426       3.2%        994       3.0%      1,191       3.2%
                                               -----------------     -----------------     -----------------     -----------------
                                                11,825      96.1%     12,619      94.7%     34,089     100.8%     35,916      97.2%

Income (loss) from operations                      486       3.9%        705       5.3%       (263)      (.8%)     1,029       2.8%
Interest and other expenses, net                (1,080)     (8.8%)    (1,206)     (9.0%)    (3,209)     (9.5%)  (  3,518)    ( 9.5%)
                                               -----------------     -----------------     -----------------     -----------------
Net loss                                         ($594)     (4.8%)     ($501)     (3.7%)   ($3,472)    (10.3%)  ($ 2,489)    ( 6.7%)
                                               -----------------     -----------------     -----------------     -----------------
                                               -----------------     -----------------     -----------------     -----------------


          Total revenues for the third quarter ended June 30, 1996 were $13.3 million, 8.2% higher than in the $12.3 million in the same prior year period. Gaming revenues improved 6.8% to $11.8 million and non-gaming revenues increased 19.7% to $1.6 million for the quarter. The Partnership generates approximately 90% of its total revenues from gaming operations consisting primarily of slot and video poker machines and various types of table games. During the first nine months of fiscal 1996 the Partnership recorded gaming revenues of $33.0 million and non-gaming revenues of $4.0 million, an improvement of 8.3% and 18.0%, respectively over the same prior year period. The increase in gaming revenues for the quarter and nine months ended June 30, 1996, resulted primarily from higher casino patronage and related gaming play primarily due to the expansion of gaming in the Gulf Coast area. The revenue growth is partially attributable to improvements in the quality of its food and beverage and enhanced marketing efforts promoting the Boomtown brand.

          The gaming margin increased $1.3 million for the third quarter of fiscal 1996 to 63.6% of gaming revenues. This compares to 56.3% in the same prior year quarter. For the nine months ended June 30, 1996, the gaming margin improved from 51.5% to 61.3% of gaming revenues to $20.2 million. The improvements in the gaming margin are a result of the efficiencies in labor costs associated with higher revenues, discontinuance of Keno gaming in October 1995 and ceasing

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

operations of the property's flight program in November 1995. The gaming margin was negatively affected in both fiscal periods from gaming equipment leased under three year operating terms. As a result of these leases, the related gaming equipment is expensed over a three year period as compared to useful lives of approximately five years. The non-gaming margin was $322,000 and $901,000 for the quarter and nine months ended June 30, 1996, respectively.
This compares to $401,000 and $933,000, respectively for the same prior year period. The decrease is attributable to lower margins in the food and beverage departments as a result of the highly competitive buffet pricing in the market.

          Marketing expenses were $2.0 million and $5.3 million for the three and nine months ended June 30, 1996, respectively as compared to $1.6 million and $4.6 million during the same prior year periods. Marketing expenses consist of costs associated with printed advertising, outdoor signs, media advertising, the Company's players club and bus programs, promotional events and other administrative expenses. The increase in marketing expenses for the quarter and nine month periods resulted primarily from additional advertising to promote the Boomtown brand, increased bus program activity and the increase in players club redemption costs due to increased slot play and a higher redemption percentage.

          General and administrative expenses were $4.7 million for the quarter ended June 30, 1996, an increase of approximately $552,000 from the prior year commensurate quarter. The increase is due primarily to higher lease expenses on the barge and land where the casino operates, increased building maintenance costs and additional medical costs as employees became eligible for benefits. Additionally, during the current year quarter, the Partnership was charged management fees of $159,000 by Boomtown for which no amounts were charged in the prior year period. Boomtown is responsible for managing the operations of the Partnership and charges its subsidiaries a pro-rata share of costs incurred relative to this management function.

          For the nine months ended June 30, 1996 general and administrative expenses were $13.6 million, an increase of $2.4 million over the prior year nine month period. This increase is due to higher employee related medical and insurance costs, as employees became eligible for Company sponsored medical benefits, higher property taxes, additional lease expenses on the barge and land and management fees of $495,000 charged by Boomtown.

          Depreciation and amortization expense for the quarter and nine months ended June 30, 1996 was $426,000 and $1.2 million, respectively. The Partnership incurred interest expense of $1.2 million, interest income of $13,000 and a gain on the sale of assets of $19,000 during the third fiscal quarter of 1996. For the first nine months of fiscal 1996 interest expense was $3.6 million, interest income was $35,000 and the gain on sale of assets recorded was $59,000. The majority of interest expense incurred is related to the Boomtown note payable.

LIQUIDITY AND CAPITAL RESOURCES

          The Partnership's principal source of liquidity at June 30, 1996 was cash and cash equivalents of approximately $2.6 million, a decrease of $360,000 from September 30, 1995. The Partnership generated $177,000 from operating activities in addition to paying approximately $4.4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

million of interest to Boomtown, Inc. in partial satisfaction of outstanding interest payable on the long-term notes payable. During the first nine months of the prior fiscal year the Partnership provided $2.0 million of operating cash as well as funding $1.6 million of interest accrued on the notes payable to Boomtown.

          Net cash used in investing activities for the first nine months of fiscal 1996 was $2.7 million, primarily related to $2.8 million used toward the purchase of property and equipment offset by $212,000 received from the sale of certain assets. Additionally, other uses of cash during the period included the partial prepayment of a lease on the gaming barge. In November 1995, the Partnership executed an agreement whereby $2.5 million was paid to the lessor of the barge in return for a reduction of the future lease payments.

          At June 30, 1996 the Partnership's debt was primarily comprised of a $41.2 million note payable to Boomtown, and other payables of $1.9 million on furniture, fixtures and other equipment at rates ranging from 9.5% to 11.5%.
The executed note agreement with Boomtown states that principal and interest are to be paid from all available funds as soon as such payment becomes practicable, and in no event later than November, 1998. Management of Boomtown has not required payments except to the extent of available cash. Interest is calculated on the notes payable to Boomtown at 11.5% and is based on the average monthly outstanding balance. Payments are applied first to accrued interest and then to principal.

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

          In November 1993, Boomtown closed the issuance and sale of an aggregate of $103.5 million principal amount of 11.5% First Mortgage Notes due
November 1, 2003 (the "Notes").   Payment of the principal, interest and any
other amounts owing under the Notes have been unconditionally guaranteed by certain subsidiaries of Boomtown, including the Partnership. See the Indenture, which is hereby incorporated by reference attached as Exhibit 10.36 to Boomtown, Inc.'s Annual Report on the Form 10-K for the year ended September 30, 1995.

          The Partnership believes that its current available cash and cash equivalents and anticipated cash flow from operations, will be sufficient to fund the Partnership's working capital and normal recurring capital expenditures through the end of fiscal 1996. The Partnership does not believe such sources of liquidity will be sufficient to fund any of its proposed expansion projects. The Partnership believes that expansion of its existing facilities is important for continued growth. If the projects were to proceed, the Partnership anticipates that such financing, subject to certain restrictions set forth in the First Mortgage Notes, would come from one or more of a number of sources, including cash flow from operations, bank financing, vendor financing or debt, joint ventures, equity financing, other long-term debt or additional advances from Boomtown.

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

          The statements set forth above regarding the Partnership's estimates of its liquidity and capital expenditure requirements and the sufficiency of its resources are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Future operating results of the Partnership may be adversely affected or otherwise fluctuate significantly as a result of a number of factors, including without limitation, seasonality, weather conditions, the general level of demand for casino gaming and entertainment facilities, competition in the gaming industry, and uncertainties in general economic, regulatory and political conditions affecting the gaming industry, difficulties in integrating the businesses of Boomtown and Hollywood Park following the proposed merger (see Boomtown Inc's Form 10Q for the quarter ended June 30, 1996) and lack of financing following the proposed merger with Hollywood Park. For example, competition in Mississippi has intensified due to the rapid growth of dockside gaming on the Mississippi Gulf Coast, as well as continued competition from Louisiana casinos. The Biloxi and Gulf Coast markets are therefore experiencing significant dilution and any additional casinos could dilute per unit win even further. Any of the above factors, among others, could cause the Partnership's operating results to be weaker than expected, and could cause the Partnership's cash requirements to differ materially from the Partnership's current estimates.

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

                                        Mississippi - I Gaming, L.P.
                                        Registrant

Date:  August 14, 1996                  /s/ Phil Bryan
                                        --------------------------------------
                                        Phil Bryan, President;
                                        Chief Operating Officer


Date:  August 14, 1996                  /s/ Jon Whipple
                                        --------------------------------------
                                        Jon Whipple, Corporate Controller;
                                        Principal Accounting and
                                        Financial Officer

                              SCHEDULE OF EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION

10.1(1) Letter of Intent dated as of March 26, 1993 among Boomtown, Inc. and Raphael Skrmetta, relating to the property in Biloxi, Mississippi.

10.2(2) Agreement to Lease Real Property in Biloxi, Mississippi by and between Boomtown, Inc., and Raphael Skrmetta.

10.3(3) Purchase Agreement dated as of November 3, 1993 among Boomtown, Inc., Boomtown Hotel & Casino, Inc., Blue Diamond Hotel & Casino, Inc., Louisiana-I Gaming, L.P., Louisiana Gaming Enterprises, Inc., Mississippi-I Gaming, L.P., Bayview Yacht Club, Inc., Oppenheimer & Co., Inc. and Sutro & Co. Incorporated.

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