Form 10-K405
period 1996-09-30
MISSISSIPPI I GAMING L P
filed 1996-12-27
CIK 918883

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934


For the fiscal year ended September 30, 1996     Commission File Number 0-20648

                             MISSISSISPPI-I GAMING, L.P.
               (Exact Name of Registrant as Specified in its Charter)

         MISSISSIPPI                               64-0828954
-------------------------------               ----------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)


         c/o Boomtown, Inc.
   P.O. Box 399, Verdi, Nevada                     89439-0399
 (Address of principal executive offices)          (Zip Code)

         Registrant's telephone number, including area code:  (702) 345-8643
           Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes__X__      No  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to
this Form 10-K.     Yes__X__      No  ____


                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the part of this Form 10-K as indicated: None

                                        PART I

ITEM 1. BUSINESS

     Mississippi-I Gaming, L.P. (the "Partnership" or "Boomtown Biloxi" or the "Company"), is a Mississippi limited partnership which is majority owned by Boomtown, Inc. ("Boomtown"). The Company commenced operations in July 1994 and occupies nine acres on Biloxi's historic back bay. The dockside property consists of a land based facility which houses all non-gaming operating space and a 33,000-square foot casino constructed on a 400 x 110 foot barge permanently moored to the land-based building. The Company's "old west" theme is the first of its kind in the Gulf Coast area, and management believes the casual atmosphere and western theme distinguishes Boomtown Biloxi from competing casinos in the back bay. The casino offers 1,030 slot machines, 37 table games (including blackjack, craps, roulette, Caribbean stud, tournament let it ride, pai gow poker, poker, three card poker and royal match) and other non-gaming amenities including a full service buffet/menu service restaurant, a 120 seat deli-style restaurant, a western dance hall/cabaret and a 20,000-square foot family entertainment center. The family entertainment center, complete with a dynamic motion theater, and the western theme distinguish Boomtown Biloxi from other casinos on the Mississippi Gulf Coast as a destination offering entertainment for the entire family. Boomtown Biloxi currently employs approximately 871 employees.

     Boomtown Biloxi is located one-half mile from Interstate 110, the main highway connecting Interstate 10 and the Gulf of Mexico. Interstate 10 is the main thoroughfare connecting New Orleans Louisiana and Mobile, Alabama. According to the Mississippi Department of Transportation, over 12 million vehicles travel past the Boomtown Biloxi site on Interstate 110 each year. Auto accessibility to the site is superior when approaching from the north due to its immediate proximity to the Interstate 110 spur from Interstate 10, which provides the bulk of traffic to the Gulf Coast region. Boomtown
Biloxi is constructed in the Back Bay and is the first casino visible to auto traffic traveling south on Interstate 110.

     BOOMTOWN'S PROPOSED MERGER WITH HOLLYWOOD PARK, INC. ("HOLLYWOOD PARK") On April 23, 1996, Boomtown entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park, Inc., ("Hollywood Park") relating to the strategic combination of Hollywood Park and Boomtown. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein (including shareholder consent and regulatory approval), the Company would become a wholly-owned subsidiary of Hollywood Park (the "Merger"). The shareholders of the Company and Hollywood Park have approved the Merger. To date, the Company has received approval from the Mississippi gaming authorities and is awaiting approval from other relevant gaming jurisdictions. Pursuant to the Merger Agreement, at the effective date of the Merger each issued and outstanding share of Boomtown Common Stock will be converted into the right to receive 0.625 (the "Exchange Ratio"), of a share of Hollywood Park Common Stock. The Merger is intended to be structured as a tax-free reorganization. The shareholders of Boomtown and Hollywood Park have approved the Merger.
To date, the Merger has only been approved by Mississippi gaming authorities, and is subject to the approval of other relevant gaming jurisdictions.

     Certain additional matters relating to the signing of the Merger Agreement and a complete description of the Merger Agreement are more fully described in the Company's Form 8-K dated

April 23, 1996, including the Agreement and Plan of Merger file as exhibit 2.1 thereto, and filed with the Securities and Exchange Commission on May 3, 1996.

     On November 18, 1996, the Company entered into an agreement with its partnership in the venture, Eric Skrmetta (Skrmetta"), in which the Company agreed to pay $5,673,000 in return for Skrmetta's 7.5% interest in the Partnership in addition to releasing the Company from any and all claims, liabilities and causes of action of any kind arising from or related to the Partnership agreement. The terms set forth thereto require Boomtown to pay a down payment of $500,000 on or before December 5, 1996, (which amount was paid) with the remaining $5,173,000 to be paid not later than August 10, 1997. Additionally, the $5,173,000 shall be reduced by a discount for the time that the amount or any portion thereof is paid in full prior to August 10, 1997.

     OPERATING STRUCTURE In October 1993, prior to beginning construction on the facility, Boomtown entered into a 99-year lease with Raphael Skrmetta, which was subsequently transferred to his son Eric Skrmetta ("Skrmetta") for the site located on the back bay in Biloxi. The lease stipulates base rent based on gaming revenue with a minimum of $500,000 and a maximum of $2 million, plus 5 percent of gaming revenues in excess of $25 million ("Percentage
Rent"). At current revenue levels, the base rent is $2 million and is expected to remain at this maximum level. If gaming revenue exceeds $50 million dollars, the percentage rent increases to 6% of all gaming revenue over $50 million. For the first two years of the lease, Skrmetta forgave the "base rent" ($2 million per year) in exchange for a 15 percent limited partnership interest in the Partnership.

     Under the terms of the partnership agreement, quarterly distributions are made to Skrmetta in relationship to his percentage interest in Boomtown Biloxi. The distributions are based on his pro rata share of the cash flow generated by the property after deducting normal capital expenditures and total debt service.

     Each of the Company and Skrmetta (or his transferees) has an option exercisable after three years, but not later than approximately seven years, following commencement of gaming operations to exchange Skrmetta's (or his transferees') interest in the Partnership for, at Skrmetta's option, cash or a number of shares (or a combination thereof) of Boomtown's Common Stock equal to the value of the 15% interest in the Partnership. The value of the Partnership is equal to the difference between (A) six times the sum of (i) Partnership net income for the last completed fiscal year preceding the exchange, plus (ii) depreciation and amortization charges for such year, plus (iii) the provision for any income taxes for accounting purposes for such year, plus (iv) interest expense on long-term debt for such fiscal year, and (B) the sum of all of the Partnership's long term debt (provided that debt in excess of $2.5 million which is incurred in connection with the acquisition of property, plant and equipment is not included until one year after the in-service date for the asset with which the debt is associated).

     Upon commencement of operations at Boomtown Biloxi, the Company entered into an agreement with Hospitality Franchise Systems, Inc. ("HFS") whereby HFS advanced $11 million in return for ownership of the Biloxi barge and shell building. Also under this agreement, HFS was to receive 20% of the adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the related contract. HFS was also to provide marketing services to the Company. The assets under this agreement, as well as the related contractual arrangements, were subsequently transferred to National Gaming Corporation, Inc. ("NGC"). Boomtown Biloxi leases the assets back from NGC under a 25 year lease with a 25 year renewal option.

     In November, 1995 Boomtown executed an agreement with NGC whereby $2.4 million was returned to NGC in return for a reduction of the EBITDA distributions from 20% to 16%. Additionally, for $100,000 the Company secured an option to buy the barge from NGC as well as to buy out the EBITDA participation at a cost approximating the original investment made by HFS less the $2.4 million that was paid. The option terminates on March 31, 1997 but is renewable for an additional two years for $100,000 a year.

     For a discussion of the terms of the transactions described above, see Boomtown's Registration Statement on Form S-4 filed with respect to the registration of Boomtown's 11 1/2% First Mortgage Notes Due 2003, filed May 4, 1994 (the "1994 Registration Statement on Form S-4").

     BILOXI AND THE MISSISSIPPI GAMING MARKET In 1990, the Mississippi Legislature passed the Mississippi Gaming Control Act, which provided for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River. As of November 30, 1996 dockside gaming was permissible in nine of the 14 eligible counties in the State and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi. State and local gaming taxes for gaming operations in Biloxi approximate 12% of gaming revenues, plus certain fees.

     The Mississippi Gulf Coast has a long tradition as a vacation destination. Biloxi is within a one and one-half hour drive from New Orleans and a one hour drive from Mobile, Alabama. With a local population of approximately 300,000, the Gulf Coast area draws an estimated two million visitors annually, primarily from Louisiana, Mississippi, Alabama, Florida and Georgia. Direct airline flight service is provided to Gulfport/Biloxi from Atlanta, Houston, Orlando and St. Petersburg. Excluding Louisiana, a 200-mile radius around Biloxi encompasses more than 3.3 million people with an average age of 32. A 300-mile radius, excluding Louisiana, contains more than 7.7 million people. Area activities include beaches, golf, fishing, boating and water skiing.

     With the advantage of the coastal beaches, the peak season occurs during the summer months of June through August. The major factor that contributes to the strong swing in seasonality is the limited number of quality rooms on the coast. Numerous casino properties currently in existence or under construction are building hotel rooms to support the region as an entertainment destination resort.

     COMPETITION Dockside gaming has grown rapidly on the Mississippi Gulf Coast, increasing from no dockside casinos in March of 1992 to 11 operating casinos by November 30, 1996. Boomtown Biloxi's dockside casino operation has numerous competitors, some of which have greater name recognition, and financial and marketing resources than the Company. Boomtown Biloxi also competes with Louisiana casino operators. Additional casinos are planned for the Gulf Coast and Louisiana areas, and although not all of the casinos planned are likely to be developed, the Mississippi Gulf Coast gaming environment has become increasingly competitive. The Biloxi and Gulf Coast markets are therefore experiencing significant dilution and any additional casinos could dilute per unit win even further. The Company is addressing this competition issue by intensifying its marketing efforts to promote Boomtown Biloxi's western theme and family entertainment center and, believes it will be able to continue to effectively compete in this market. However, there can be no assurance that such measures will be successful in addressing the intense competition in this area.

     Management believes Boomtown Biloxi's biggest obstacle to aggressively competing in the Biloxi/Gulf Coast area is its location. The property is positioned on the Back Bay of Biloxi approximately one mile north of the "strip" on coastal Highway 90. The majority of the casinos in the Biloxi, Gulfport area are located on Highway 90. The property is difficult to reach when approached from the south due to the lack of an off ramp on Interstate 110 north although, Boomtown Biloxi is working with state and local officials regarding plans and funding for such an off ramp. However, the property is the first casino visible to auto traffic when traveling south on Interstate 110.

     FUTURE EXPANSION The Company's current long-term plan is to expand Boomtown Biloxi by adding a minimum of 200 and up to 500 hotel rooms adjacent to the casino as well as additional parking facilities. The project is conditional upon the Company's ability to obtain additional financing, which ability would be severely and adversely affected if the Merger is not completed. There can be no assurance that the Company will be able to obtain such financing, even if the Merger is successfully completed, on acceptable terms.

REGULATION AND LICENSING

     The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation. Regulation is primarily effected through the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission (the "Mississippi Gaming Authorities").

     The Mississippi Gaming Control Act (the "Mississippi Act"), which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Act is similar to the Nevada
Gaming Control Act. Effective October 29, 1991, the Mississippi Gaming Commission adopted regulations which are also similar in many respects to the Nevada gaming regulations.

     The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to: (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Gaming Commission; (iv) prevent cheating and fraudulent practices;
(v) provide a source of state and local revenues through taxation and licensing fees; and (vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission. Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted could have an adverse effect on Boomtown and Boomtown's Biloxi, Mississippi gaming operations.

     The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. As of November 30, 1996, dockside gaming was permissible in nine of the fourteen eligible counties in the State and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi Gulf Coast. At least one lawsuit is pending with respect to the expansion of eligible gaming sites in Mississippi Gulf Coast counties. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi.

     Boomtown is required periodically to submit detailed financial and operating reports to the Mississippi Gaming Commission and furnish any other information which the Mississippi Gaming Commission may require. Boomtown and any subsidiary of Boomtown (or a partnership in which the subsidiary is a partner) that operates a casino in Mississippi (a "Mississippi Gaming Subsidiary"), is subject to the licensing and regulatory control of the Mississippi Gaming Authorities. If Boomtown is unable to continue to satisfy the registration requirements of the Mississippi Act, Boomtown and its Mississippi Gaming Subsidiaries cannot own or operate gaming facilities in Mississippi. Each Mississippi Gaming Subsidiary must obtain a gaming license from the Mississippi Gaming Commission to operate casinos in Mississippi. A gaming license is issued by the Mississippi Gaming Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations and physical inspection of the casinos prior to opening.

     Gaming licenses are not transferable, are initially issued for a two-year period and must be renewed periodically thereafter. Boomtown Biloxi's gaming license was renewed in 1996 for a two-year period expiring June 20, 1998. No person may become a shareholder of or receive any percentage of profits from a gaming licensee subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Gaming Commission. Boomtown has obtained such approvals in connection with the licensing of Boomtown Biloxi.

     Certain officers and employees of Boomtown and the officers, directors and certain key employees of Boomtown's Mississippi Gaming Subsidiary must be found suitable or be licensed by the Mississippi Gaming Commission. Boomtown believes that findings of suitability with respect to such persons associated with Boomtown or Boomtown Biloxi have been applied for or obtained in connection with the licensing of Boomtown Biloxi. However, the Mississippi Gaming Commission in its discretion may require additional persons to file applications for suitability. Employees associated with gaming must obtain work permits that are subject to immediate suspension under certain circumstances. In addition, any person having a material relationship or involvement with Boomtown may be required to be found suitable or licensed, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Gaming Commission may deny an application for a license for any cause that it deems reasonable. Changes in licensed positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a license, the Mississippi Gaming Commission has jurisdiction to disapprove a change in corporate position. The Mississippi Gaming Commission has the power to require any Mississippi Gaming Subsidiary and Boomtown to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

     At any time, the Mississippi Gaming Commission has the power to investigate and require the finding of suitability of any record or beneficial shareholder of Boomtown. Mississippi law requires any person who acquires more than 5% of the common stock of a publicly traded holding company to report the acquisition to the Mississippi Gaming Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of Boomtown's Common Stock, as reported to the Securities and Exchange Commission, must apply for a finding of suitability by the Mississippi Gaming Commission and must pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation. The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a public company's common stock. However, the Mississippi Gaming Commission has adopted a policy that could permit certain institutional investors to beneficially own up to 10% of a public company's common stock without a finding of suitability. If a shareholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the securities of Boomtown beyond such time as the Mississippi Gaming Commission prescribes, may be guilty of a misdemeanor. Boomtown is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a shareholder or to have any other relationship with Boomtown or its Mississippi Gaming Subsidiaries,
Boomtown: (i) pays the unsuitable person any dividend or other distribution upon the voting securities of Boomtown; (ii) recognizes the exercise, directly or indirectly of any voting rights conferred by securities held by the suitable person; (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances, or (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself on the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

     Boomtown may be required to disclose to the Mississippi Gaming Commission upon request the identities of security holders including the holders of any debt securities. In addition, the Mississippi Gaming Commission under the Mississippi Act may, in its discretion, (i) require holders of securities of registered corporations to file applications, (ii) investigate such holders and
(iii) require such holders to be found suitable to own such securities. Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with such an investigation.

     The Company must maintain a current stock ledger in its principal office in Mississippi and Boomtown must maintain a current list of stockholders in the principal offices of the Gaming Subsidiary which must reflect the record ownership of each outstanding share of any class of equity security issued by Boomtown. The stockholder list may thereafter be maintained by adding reports regarding the ownership of such securities that it receives from Boomtown's transfer agent. The ledger and stockholder lists must be available for inspection by the Mississippi Gaming Commission at any time. If any securities of Boomtown are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Boomtown must also render maximum assistance in determining the identity of the beneficial owners.

     The Mississippi Act requires that the certificates representing securities of a publicly-traded corporation (as defined in the Mississippi Act) bear a legend to the general effect that such securities are subject to the Mississippi Act and the regulations of the Mississippi Gaming Commission.
The Mississippi Gaming Commission has the power to impose additional restrictions on the holders of Boomtown's securities at any time. Boomtown has received a waiver from this legend requirement from the Mississippi
Gaming Commission.

     Substantially all loans, leases, sales of securities and similar financing transactions by a Mississippi Gaming Subsidiary must be reported to or approved by the Mississippi Gaming Commission. A Mississippi Gaming Subsidiary may not make an issuance or a public offering of its securities, but may hypothecate casino facilities, if it obtains the prior approval of the Mississippi Gaming Commission. Boomtown may not make an issuance or public offering of its securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes.
Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering. Any representation to the contrary is unlawful.

     Change in control of Boomtown through merger (including the Merger), consolidation, acquisition of assets, management or consulting agreements or any form of takeover, and certain recapitalizations and stock repurchases by Boomtown, cannot occur without the prior approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly traded that are affiliated with those licensees, may be injurious to stable and productive corporate gaming. The Mississippi Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Mississippi Gaming Commission before Boomtown may make exceptional repurchases of voting securities above the current market price of its Common Stock (commonly called "greenmail") or before a corporate acquisition opposed by management may be consummated. Mississippi's gaming regulations will also require prior approval by the Mississippi Gaming Commission if Boomtown adopts a plan of recapitalization proposed by its Board of Directors opposing a tender offer made directly to the shareholders for the purpose of acquiring control of Boomtown.

     Neither Boomtown nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may require determinations that, among other things, there are means for the Mississippi Gaming Commission to have access to information concerning the out-of-state gaming operations of Boomtown and its affiliates. The Mississippi Gaming Commission must approve any future gaming operations of

Boomtown outside Mississippi. The Mississippi Gaming Commission has approved Boomtown's operations in Nevada and Louisiana but must approve Boomtown's operations in any other jurisdictions.

     If the Mississippi Gaming Commission decides that a Mississippi Gaming Subsidiary violated a gaming law or regulation, the Mississippi Gaming Commission could limit, condition, suspend or revoke the license of the Gaming Subsidiary. In addition, a Mississippi Gaming Subsidiary, Boomtown and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Gaming Commission could seek to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect Boomtown's and the Mississippi Gaming Subsidiary's gaming operations and Boomtown's results of operations.

     License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a Mississippi Gaming Subsidiary's respective operations will be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino or
(iii) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon "gaming receipts"
(generally defined as gross receipts less pay outs to customers as winnings) and equals 4 percent of gaming receipts of $50,000 or less per month, 6 percent of gaming receipts over $50,000 and less than $134,000 per month, and 8 percent of gaming receipts over $134,000. The foregoing license fees are allowed as a credit against Mississippi income tax liability for the year paid.

     In October 1994, the Mississippi Gaming Commission adopted two new regulations. Under the first regulation, as a condition of licensure or license renewal, casino vessels on the Mississippi Gulf Coast that are not self-propelled must be moored to withstand a Category 4 hurricane with 155 mile per hour winds and 15 foot tidal surge. Boomtown Biloxi believes that it currently meets this requirement. The second regulation requires as a condition of licensure or license renewal that a gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities, the expenditures for which will amount to at lease 25% of the casino cost. Such facilities shall include any of the following: a 250 room hotel of at least a two star rating as defined by the current edition of the Mobil Travel Guide, a theme park, golf courses, marinas, a tennis complex, entertainment facilities, or any other such facility as approved by the Mississippi Gaming Commission as infrastructure. Parking facilities, roads, sewage and water systems, or facilities normally provided by cities and/or counties are excluded. The Mississippi Gaming Commission may in its discretion reduce the number of rooms required, where it is shown to the Commission's satisfaction that sufficient rooms are available to accommodate the anticipated visitor load. The Company believes that Boomtown Biloxi currently meets such requirements and was relicensed by the Mississippi Gaming Commission effective June 20, 1996 for an additional two-year period. In addition, Boomtown Biloxi is planning to construct and operate a hotel to satisfy this requirement; however, there can be no assurance that it will be successful in completing such a hotel. It is probable that the Mississippi Gaming Commission will require further development on the casino site including hotel rooms and additional parking prior to Boomtown Biloxi being relicensed in June 1998.

     The sale of food or alcoholic beverages at the Boomtown Biloxi property is subject to licensing, control and regulation by the applicable state and local authorities. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the affected casino or casinos. Certain officers and managers of Boomtown and Boomtown Biloxi must be investigated by the Alcoholic Beverage Control Division of the State Tax Commission (the "ABC") in connection with Boomtown Biloxi's liquor permits. Changes in licensed positions must be approved by the ABC.

ITEM 2.  PROPERTIES

     During November 1993, the Partnership entered into a 99-year lease of an
8.9 acre site in Biloxi, Mississippi. This land is being used to operate the land-based amenities and parking for its dockside casino at Boomtown Biloxi. The Partnership has also entered into several leases from 10-25 years on additional land being used for additional parking. Upon commencement of operations on July 18, 1994, the Partnership sold its casino barge and building to Hospitality Franchise Systems, Inc. ("HFS") for $11 million and immediately leased them back for 25 years for a rental amount based on adjusted earnings before interest, taxes, depreciation and amortization, as defined in the relevant contract. HFS subsequently transferred the contract to National Gaming Corporation, Inc. All land-based facilities, including restaurants, bars, fun center, and entertainment facility are owned by Boomtown Biloxi. Boomtown Biloxi also leases submerged tidelands at the casino site from the State of Mississippi. The term of the lease is ten years with a five-year option to renew. Annual rent is determined by the State of Mississippi.

     In November, 1995 Boomtown executed an agreement with NGC whereby $2.4 million was returned to NGC in return for a reduction of the EBITDA distributions from 20% to 16%. Additionally, the Company secured an option to buy the barge from NGC as well as to buy out the EBITDA participation at a cost approximating the original investment made by HFS less the $2.4 million that was paid in. The option terminates on March 31, 1997 but is renewable for an additional two years for $100,000 a year.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has no history of material claims and no material actions are currently pending against the Company, nor is the Company a plaintiff in any material actions currently pending.





                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The Partnership's equity securities are not publicly traded.

     A 5% general partnership interest in the Partnership is owned by Boomtown through Boomtown's wholly-owned subsidiary, Bayview Yacht Club, Inc., a Mississippi corporation. Boomtown also owns an 80% limited interest in the Partnership.

     Quarterly distributions will be made by the Partnership as follows:

     (1) For each of the first three quarters of each year, to the extent permitted under applicable law, 75% of the Partnership Distributable Income (as defined below) shall be distributed on a pro rata basis to all equity holders within forty-five (45) days after the quarter end.

     (2) Within sixty (60) days after the end of the fourth quarter of each fiscal year, to the extent permitted under applicable law, a pro rata distribution shall be made which results in 100% of the Partnership Distributable Income for the fiscal year having been distributed on a cumulative basis. "Partnership Distributable Income" is defined as
         (a) the sum of (i) the net income for the Partnership for the fiscal quarter or year, plus (ii) depreciation and amortization charges for such period and (iii) the provision for any income taxes (or similar governmental fees) for accounting purposes for such period, less (b) the sum of (i) all capital expenditures incurred during such period in the normal course of operation, (ii) all scheduled principal repayments on all indebtedness which are required to be made during such period and (iii) any income taxes (or similar governmental fees) actually paid in such period, all as determined with regard to amounts accrued or incurred in accordance with generally accepted accounting principles consistently applied, and less (c) 50% of any aggregate deficit in Partnership Distributable Income for all prior periods.





ITEM 7.   NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                          Years Ended September 30,
                                          1995                  1996
                                  -----------------        -----------------

Revenues:
   Gaming                         $  41,675   90.0%        $  45,471    88.9%
   Non-gaming                         4,852   10.0             5,701    11.1
                                  ---------  ------        ---------  -------
                                     46,527  100.0            51,172   100.0

Operating expenses:
Gaming                               19,474   41.9            17,367    34.0
Non-gaming                            3,484    7.5             4,271     8.3
Marketing, general and
  administrative                     18,160   39.0            20,889    40.8
Rent                                  4,365    9.4             4,011     7.8
Management fee-
  Boomtown, Inc.                        756    1.6               732     1.4
Depreciation and
  amortization                        1,338    2.9             1,683     3.3
                                 ----------  ------         --------- -------
                                     47,577  102.3            48,953    95.6

Income (loss) from operations        (1,050)  (2.3)            2,219     4.4
Interest and other
  expense, net                       (4,322)  (9.3)           (4,797)   (9.4)
                                 ----------- ------         ---------- -------

Net loss                           ($ 5,372) (11.6)%        ($ 2,578)   (5.0)%
                                 ----------- ------         ----------  -------
                                 ----------- ------         ----------  -------


FISCAL 1996 COMPARED TO FISCAL 1995

     Total revenues for the year ended September 30, 1996 were $51.2 million, 10.0% higher than the $46.5 million in the prior fiscal year. Gaming revenues improved $3.8 million or 9.1% and non-gaming revenues improved $849,000 or 17.5%. The Partnership generates approximately 89% of its total revenues from gaming operations consisting primarily of slot and video poker machines and various types of table games. The improvement in gaming revenue resulted primarily from improvements in the Company's slot and video poker machines. Slot revenue improved $6.0 million or 18.8% during fiscal 1996. The Company increased the number of slot machines on the floor from 983 machines in fiscal 1995 to an average of 1,040 in 1996. Additionally, the Company's win per unit improved 12.4% to approximately $110.00 per unit per day. The overall improvement in gaming revenues was offset by $900,000 or 11.8% reduction in table games revenue resulting from the discontinuance of the Company's FunFlight Program as well as table gaming space being substituted for slot machines. During fiscal 1995 the Company generated FunFlight games revenues of $1.2 million compared to virtually no revenues in fiscal 1996 as the FunFlight Program was canceled in October 1995. Additionally, the decline in games revenue resulted from a $226,000 decline in Keno which was discontinued in August 1995. The Company continues to improve its market share in the Gulf Coast region as higher casino patronage and relating gaming play expands in the Biloxi area with the opening of additional properties.

     The improvement in non-gaming revenue resulted primarily from a $557,000 improvement in food and beverage sales during fiscal 1996. The Company continues to make efforts to improve its food product, expand marketing efforts to include specialty nights, increased the number of seats in its deli from 40 to 120 and continues to capitalize on the Boomtown brand during fiscal

1996. Additionally, the Company began operations of its General Store which opened in April 1996. Formerly, the General Store was leased to a third party. Family Entertainment Center revenues were virtually flat at approximately $2.2 million for fiscal 1996 and 1995.

     The gaming margin increased $5.9 million during the year ended September 30, 1996 to 61.8% of gaming revenues compared to 53.3% during the prior year period. The improvements resulted from the termination of the FunFlight Program in October 1995, efficiencies in labor costs associated with higher revenues and the discontinuance of Keno gaming in August 1995. The gaming margin was negatively affected in both fiscal periods from gaming equipment leases under three year operating terms. As a result of these leases, the related gaming equipment is expensed over a three year period as compared to useful lives of approximately six years. These leases expire in August and September of 1997. The non-gaming margin of $1.4 million, was comparable to the prior fiscal year.

     Marketing expenses were $7.3 million for the fiscal year ended September 30, 1996 compared to $5.5 million during the prior year. Marketing expenses consist of costs associated with printed advertising, outdoor signs, media advertising, the Company's players club and bus programs, promotional events and other administrative expenses. The increase in marketing expense for 1996 resulted primarily from higher advertising and promotional expenses, including the Company's direct mail program from $3.2 million in fiscal 1995 to $3.7 million in 1996. Additionally, the Company's bus tour efforts increased, adding approximately $721,000 to marketing expense. The Company spent approximately $1.7 million in fiscal 1996 to transport over 5,200 buses carrying approximately 190,000 passengers to its casino. Additionally, the Company's players club redemption fees increased approximately $278,000 due to increased slot volume.

     General and administrative expenses were $13.5 million during fiscal 1996 an increase of $863,000 from the prior year. The increase is due primarily to higher insurance premiums and 401(k) contributions. The Company also incurred additional maintenance costs on the properties facilities. During the year the Partnership was charged management fees of $732,000 by Boomtown compared to $756,000 charged during the prior year period. Boomtown is responsible for managing the operation of the Partnership and charges its subsidiaries a pro-rata share of costs incurred relative to this management function.

     Depreciation and amortization expense for the years ended September 30, 1996 and 1995 was $1.7 million and $1.3 million, respectively. The increase resulted from higher depreciation as depreciable assets increased $3.3 million, or 9.4%. This includes the capitalization of gaming leases valued at approximately $2.0 million. During fiscal 1996 interest expense was $4.9 million compared to $4.4 million recorded during the prior year period. The increase resulted primarily from higher interest costs on its note payable to Boomtown, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership believes that its current available cash and cash equivalents and anticipated cash flow from operations, will be sufficient to fund the Partnership's working capital and normal recurring capital expenditures through the end of fiscal 1997.

     The statements set forth above regarding the Partnership's estimates of its liquidity and capital expenditure requirements and the sufficiency of its resources are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and

Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. Future operating results of the Partnership and its liquidity may be adversely affected or otherwise fluctuate significantly as a result of a number of factors, including without limitation, seasonality, weather conditions, the general level of demand for casino gaming and entertainment facilities, competition in the gaming industry, and uncertainties in general economic, regulatory and political conditions affecting the gaming industry, difficulties in integrating the businesses of Boomtown and Hollywood Park following the proposed merger and lack of financing following the proposed merger. For example, competition in Mississippi has intensified due to the rapid growth of dockside gaming on the Mississippi Gulf Coast, as well as continued competition from Louisiana casinos. The Biloxi and Gulf Coast markets are therefore experiencing significant dilution and any additional casinos could dilute per unit win even further. Any of the above factors, among others, could cause the Partnership's operating results and liquidity to be weaker than expected, and could cause the Partnership's cash requirements to differ materially from the Partnership's current estimates.

GUARANTEE OF BOOMTOWN NOTES BY THE PARTNERSHIP

     In November 1993, Boomtown closed the issuance and sale of an aggregate of $103.5 million principal amount of 11-1/2% First Mortgage Notes due November 1, 2003 (the "Notes") and warrants to purchase 472,000 shares of Boomtown's Common Stock. Payment of the principal, interest and any other amounts owing under the Notes has been unconditionally guaranteed by certain subsidiaries of Boomtown, including the Partnership. See the Indenture, which is hereby incorporated by reference, attached as Exhibit 12.36 to Boomtown, Inc.'s
Annual Report on Form 10-K for the year ended September 30, 1994.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information is incorporated by reference to the financial statements data listed in Item 14 of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following items are filed as part of this Report:

Item 1.   FINANCIAL STATEMENTS

          Report of Ernst & Young LLP, Independent Auditors................. 16

          Balance Sheets, September 30, 1995 and 1996....................... 17

          Statements of Operations for the years
          ended September 30, 1994, 1995 and 1996........................... 18

          Statements of Partners' Capital (Deficit) for the years ended
          September 30, 1994, 1995 and 1996................................. 19

          Statements of Cash Flows for the years ended
          September 30, 1994, 1995 and 1996................................. 20

          Notes to Financial Statements..................................... 21

Item 2.   FINANCIAL STATEMENT SCHEDULES

          Valuation and Qualifying Accounts................................. 29

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 3.   EXHIBITS

          The Exhibits listed on the accompanying index immediately following the signature page are filed as part of this Report.

     (b) Reports on Form 8-K.  Not applicable.
     (c) Exhibits
         See Item 14(a)(3) above.

     (d) Financial Statement Schedules
         See Item 14(a)(2) above.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Executive Committee
Mississippi-I Gaming, L.P.,
a Mississippi Limited Partnership

We have audited the accompanying balance sheets of Mississippi-I Gaming, L.P. (the Partnership), a Mississippi limited partnership, as of September 30, 1995 and 1996, and the related statements of operations, and statements of partners' capital (deficit) and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at September 30, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




New Orleans, Louisiana
October 31, 1996

                          MISSISSIPPI-I GAMING, L.P.

                              BALANCE SHEETS
                              (in thousands)


                                                        September 30,
                                                 ----------------------------
                                                   1995                1996
                                                 --------            --------
ASSETS:
Current assets:
  Cash and cash equivalents                      $  2,928             $ 2,907
  Accounts receivable, net                             55                 148
  Inventories                                         511                 363
  Prepaid expenses and other current assets         2,171               2,584
                                                 --------            --------
          Total current assets                      5,665               6,002

Property and equipment, at cost, net               33,837              35,671
Other assets                                        2,317               4,479
                                                 --------            --------
     Total assets                                $ 41,819            $ 46,152
                                                 --------            --------
                                                 --------            --------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):
Current liabilities:
   Accounts payable                              $    550            $     481
   Accrued compensation                               499                  765
   Other accrued liabilities                        2,796                2,918
   Note payable - Boomtown, Inc.                   37,672               41,432
   Accrued interest payable - Boomtown, Inc.        2,399                2,651
   Long-term debt and capital lease
    obligations due within one year (Note 5)          284                1,570
                                                 ---------           ---------
               Total current liabilities           44,200               49,817

   Long-term debt and capital lease
    obligations due after one year (Note 5)           320                   60

Commitments and contingencies (Note 6)

Partners' capital (deficit):
  General partner                                      --                   --
  Limited partners                                 (2,701)              (3,725)
                                                 --------            --------
           Total partners' capital (deficit)       (2,701)              (3,725)
                                                 --------            --------
   Total liabilities and partners' capital
      (deficit)                                  $ 41,819            $ 46,152
                                                 --------            --------
                                                 --------            --------


                               See accompanying notes.

                            MISSISSIPPI-I GAMING, L.P.

                             STATEMENTS OF OPERATIONS
                                   (in thousands)

                                                       Years Ended September 30,
                                               -----------------------------------------
                                                  1994          1995           1996
                                                --------     ---------       ---------
Revenues:
 Gaming (including funflight program)           $  8,073     $  41,675       $  45,471
 Family entertainment center                         573         2,219           2,232
 Food and beverage                                   541         2,396           2,953
 General Store                                        --            --             130
 Other income                                         14           237             386
                                                --------     ---------       ---------
                                                   9,201        46,527          51,172

Costs and expenses:
 Gaming (including funflight program)              3,211        17,193          15,054
 Gaming equipment leases                             190         2,281           2,313
 Family entertainment center                         261         1,046           1,141
 Food and beverage                                   490         2,438           3,032
 General Store                                        --            --              98
 Marketing                                         1,259         5,479           7,345
 Management fee-Boomtown, Inc.                        --           756             732
 General and administrative                        1,577        12,681          13,544
 Property rent                                       623         4,365           4,011
 Pre-opening expenses                              5,476            --              --
 Depreciation and amortization                       234         1,338           1,683
                                                --------     ---------       ---------
                                                  13,321        47,577          48,953
                                                --------     ---------       ---------

Income (loss) from operations                  (   4,120)     (  1,050)          2,219
Interest expense, net of capitalized interest  (     765)     (  4,365)       (  4,904)
Interest income                                       25            43              48
Gain on sale of assets                                --            --              59
                                                --------     ---------       ---------

  Net loss                                      ($ 4,860)     ($ 5,372)       ($ 2,578)
                                                --------     ---------       ---------
                                                --------     ---------       ---------

Net loss allocated to partners:
  General partner                                ($  226)      ($  166)       ($    54)
  Limited partners                               ( 4,634)      ( 5,206)       (  2,524)
                                                --------     ---------       ---------
                                                --------     ---------       ---------

                                                 ($4,860)      ($5,372)       ($ 2,578)
                                                --------     ---------       ---------
                                                --------     ---------       ---------

                                See accompanying notes.

                             MISSISSIPPI-I GAMING, L.P.

                      STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                    Years ended September 30, 1994, 1995 and 1996
                                    (in thousands)


                                            Limited Partners    Total
                                            ----------------
                                                                     Partners'
                                  General      Boomtown               Capital
                                  Partner        Inc.       Other    (Deficit)
                                ----------   -----------  --------  -----------

Balances, September 30, 1993    $     --     $      --     $    --   $      --

 Capital contributions               250         4,750         389       5,389
 Net loss                       (    226)    (   4,283)    (   351)  (   4,860)
                                ----------   -----------   --------  ----------

Balances, September 30, 1994          24           467          38         529

 Capital contributions               142            --       2,000       2,142
 Net loss                       (    166)    (   2,741)    ( 2,465)   (  5,372)
                                ----------   ----------    --------   ---------

Balances, September 30, 1995          --     (   2,274)    (   427)   (  2,701)

 Capital contributions                54            --       1,500       1,554
 Net loss                       (     54)    (     863)    ( 1,661)   (  2,578)
                                ----------   ----------    --------   ---------

Balances, September 30, 1996    $     --     ($  3,137)    ($  588)   ($ 3,725)
                                ----------   ----------    --------   ---------
                                ----------   ----------    --------   ---------


                               See accompanying notes.

                             MISSISSIPPI-I GAMING, L.P.
                              STATEMENTS OF CASH FLOWS


                   Increase (decrease) in cash and cash equivalents
                                    (in thousands)

                                                              Years Ended September 30,
                                                   ---------------------------------------------
                                                       1994              1995           1996
                                                   -------------     -----------     -----------
Cash flows from operating activities:
 Net loss                                          ($     4,860)     ($    5,372)    ($  2,578)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Lease expense recorded in exchange
     for limited partnership interest                      389             2,000         1,500
    Depreciation and amortization                          234             1,338         1,683
    Gain (loss) on the sale of property
     and equipment                                 (        54)              146            35
Changes in operating assets and liabilities:
   Accounts receivable, net                        (       267)              212     (      93)
   Inventories                                     (       596)               85     (     138)
   Prepaid expenses and other
    current assets                                 (     2,009)              288     (     413)
   Other assets                                    (     2,238)      (         1)    (   2,295)
   Accounts payable                                        679       (       211)           15
   Accrued compensation                                    285               214           266
   Other accrued liabilities                             1,197             1,599           129
   Accrued interest payable - Boomtown, Inc.               760             1,639           252
                                                   ------------      ------------    ----------
   Net cash provided by (used in)
    operating activities                          (      6,480)            1,937     (   1,637)
                                                   ------------      ------------    ----------


Cash flows from investing activities:
 Payments for purchases of property
  and equipment                                   (     45,274)      (     1,705)    (   1,277)
 Reductions of other assets                                  3                --             --
 Increase (decrease) in construction related
  payables                                                 344       (      344)     (      82)
 Proceeds from sale of property and equipment           14,083               34             --
                                                  -------------      ------------    ----------
 Net cash used in investing activities            (     30,844)      (    2,015)     (   1,359)
                                                  -------------      ------------    ----------

Cash flows from financing activities:
 Advances from Boomtown, Inc.                     (     3,088)              --              --
 Note payable-Boomtown, Inc., net                      36,780             1,033          3,814
 Proceeds from additions to long-term debt                 --               857             --
 Principal payments on long-term debt                      --        (      253)     (     839)
 Equity investment by general partner                     250                --             --
 Equity investment by Boomtown, Inc.                    4,750                --             --
                                                  ------------       -----------     ----------
 Net cash provided by financing activities             38,692             1,637          2,975
                                                  ------------       -----------     ----------
Net increase (decrease) in cash and
 cash equivalents                                       1,368             1,559       (     21)

Cash and cash equivalents:
 Beginning of year                                          1             1,369          2,928
                                                 -------------       -----------     ---------
 End of year                                     $      1,369        $    2,928       $  2,907
                                                   ------------      ------------    ----------
                                                   ------------      ------------    ----------

                               See accompanying notes.

                          MISSISSIPPI-I GAMING, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

          BASIS OF PRESENTATION AND NATURE OF BUSINESS - Mississippi - I Gaming, L.P. (the "Partnership"), a Mississippi limited partnership, is a majority owned and controlled partnership of Boomtown, Inc. ("Boomtown"). Boomtown owns an 80% limited partnership interest and through its wholly-owned subsidiary, Bayview Yacht Club, Inc. (a Mississippi corporation and the general partner of the Partnership), Boomtown owns an additional 5%
general partnership interest in the Partnership.   A 15% limited partnership
interest was transferred to an individual as a result of executing a lease for the property upon which the gaming facility is located (Note 6). Under the terms of the Partnership agreement, after three years of operation, either Boomtown or the lessor may exercise an option to convert the lessor's ownership interest into Boomtown common stock or cash at an amount calculated per the agreement which is based upon a multiple of earnings.
The Partnership agreement also provides for quarterly distributions to be made to the partners. The Partnership also leases the casino barge and building from National Gaming Corporation for an amount equal to 16% of earnings before depreciation, interest and taxes.

          ADVERTISING - Advertising costs are expensed as incurred. Advertising expenses for the years ended September 30, 1994, 1995 and 1996, totaled $585,000, $1.6 million and $1.8 million, respectively.

          USE OF ESTIMATES - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which require the Partnership's management to make estimates and assumptions that effect the amounts reported therein. Actual results could vary from such estimates.

          CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of cash on hand and in banks. The Partnership considers highly liquid investments with original maturities of three months or less as cash equivalents. Purchases of property and equipment of approximately $83,000 are included in accounts payable in the accompanying balance sheet at September 30, 1995. Long-term debt (capital leases) incurred for the purchase of property and equipment during the year ended September 30, 1996 totaled approximately $1,981,000.

          CONCENTRATIONS OF CREDIT RISK - The Partnership places its cash in an interest bearing account with a financial institution. The account is collateralized by securities issued by the United States Government and other high-quality credit instruments.

          FAIR VALUES OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents approximately their respective fair values. The carrying amounts of the Company's borrowings under its debt agreements approximate their fair value. The fair value was based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

          INVENTORIES - Inventories consist primarily of food and beverage stock and uniforms, and are stated at the lower of cost (determined using the first-in, first-out method) or market.

                             MISSISSIPPI-I GAMING, L.P.

                            NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

     DEPRECIATION AND AMORTIZATION - Depreciation and amortization of property and equipment is provided on the straight-line method over the useful lives of the respective assets which range from three to thirty-five years.
Amortization of certain lease costs is provided using the straight-line method over the term of the individual leases which range from three to ten years. Accumulated amortization of the lease costs as of September 30, 1995 and 1996 is $49,000 and $71,000, respectively. The unamortized balance of $173,000 and $151,000 is included in prepaid expenses on the accompanying balance sheet at September 30, 1995 and 1996, respectively.

     PRE-OPENING EXPENSES - Pre-opening expenses were associated with the acquisition, development and opening of the dockside casino. These amounts include items that were capitalized as incurred prior to opening and items that are directly related to the opening of the dockside casino. They were expensed when the Partnership commenced gaming operations on July 22, 1994.

     INCOME TAXES - No provision for income taxes has been made in the accompanying financial statements since any liability is that of the individual partners and not of the Partnership. The tax basis exceeded the book basis of the Partnership's assets and liabilities by approximately $3.0 million and $2.0 million at September 30, 1995 and 1996, respectively.

     GAMING REVENUES AND PROMOTIONAL ALLOWANCES - In accordance with industry practice, the Partnership recognizes as gaming revenues the net win from gaming activities, which is the difference between gaming wins and losses.
Revenues in the accompanying statements of operations exclude the retail value of food, beverage and other promotional allowances provided to customers without charge. The estimated costs of providing such promotional allowances have been classified as gaming operating expenses through interdepartmental allocations as follows:

                                            Years Ended September 30,
                                            -------------------------
                                       1994          1995             1996
                                    ----------    -----------      -----------
   Food and beverage                $  592,000    $ 3,068,000      $ 3,791,000
   Other                                    --         48,000           41,000
                                    ----------    -----------      -----------

   Total costs allocated to gaming
     operating expenses             $  592,000    $ 3,116,000      $ 3,832,000
                                    ----------    -----------      -----------
                                    ----------    -----------      -----------

   RECLASSIFICATIONS - Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation.

                             MISSISSIPPI-I GAMING, L.P.

                            NOTES TO FINANCIAL STATEMENTS

2.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

     The components of prepaid expenses and other current assets consist of the following:

                                              September 30,
                                       -------------------------
                                          1995         1996
                                       -------------------------

     Prepaid insurance premiums        $  672,000   $  789,000
     Land lease -related party                 --       500,000
     Tidelands lease (Note 6)             416,000       394,000
     Other prepaid leases                 645,000       339,000
     Prepaid taxes and licenses           182,000       184,000
     Other current assets                 256,000       378,000
                                       -----------  -----------
                                      $ 2,171,000   $ 2,584,000
                                      ------------  -----------
                                      ------------  -----------

     The components of other assets consist of the following:

                                              September 30,
                                    ---------------------------
                                         1995          1996
                                    --------------------------

     Pre-payment of property lease  $     --      $ 2,188,000
     Land lease - related party       2,000,000      2,000,000
     Other assets                       317,000        291,000
                                    ------------  ------------
                                    $ 2,317,000   $  4,479,000
                                    ------------  ------------
                                    ------------  ------------

3.   PROPERTY AND EQUIPMENT

            Property and equipment consist of the following:

                                          September 30,
                                   ------------------------------
                                        1995              1996
                                   ------------------------------
     Buildings and improvements    $ 31,985,000     $  32,864,000
     Equipment                        1,878,000         4,022,000
     Furniture and fixtures           1,362,000         1,649,000
     Land                                96,000           226,000
     Construction in progress             1,000            16,000
                                   -------------    -------------
                                     35,322,000        38,777,000

     Less accumulated depreciation
         and amortization             1,485,000         3,106,000
                                   -------------    -------------
                                   $ 33,837,000     $  35,671,000
                                   -------------    -------------
                                   -------------    -------------

     Equipment recorded under capital lease obligations totaled $1,981,000 with accumulated amortization of $123,000 at September 30, 1996. Amortization of leased assets is included in depreciation and amortization expense.

                             MISSISSIPPI-I GAMING, L.P.

                            NOTES TO FINANCIAL STATEMENTS

4.   NOTE PAYABLE - BOOMTOWN, INC.

     Note payable - Boomtown, Inc., consists of advances to the Partnership from Boomtown used to fund the pre-opening expenses, construction of the land-based facility and to acquire furniture, fixtures and equipment. The principal of the note is variable and is due on demand along with the interest. Interest is calculated on the note at 11.5% and is based on the average monthly outstanding balance. Payments are applied first to the accrued interest and then to principal. In addition, management of Boomtown has agreed to continue to fund the Partnership's negative cash flows.

     Certain cash payments were made by Boomtown on behalf of the Partnership, primarily while in the Partnership's development stage and are included in the accompanying statements of cash flows for the year ended September 30, 1994.

     During 1996 software leased under a capital lease by Boomtown was capitalized by the Partnership resulting in an increase in the note payable of approximately $221,000. Also, a payment made by Boomtown on behalf of the Partnership to secure a decrease in the barge lease (see Note 6) resulted in an increase in the note payable of approximately $2,480,000. Both of these transactions are included in the accompanying statement of cash flows for the year ended September 30, 1996.

     The Partnership incurred interest costs of $760,000 (net of $1,346,000 capitalized), $4,239,000 and $4,727,000 on advances and notes from Boomtown for the years ended September 30, 1994, 1995 and 1996, respectively. No interest was capitalized in 1995 or 1996.

     The advances, note payable, accrued interest payable and interest expense to Boomtown are eliminated in the consolidated financial statements of Boomtown.

5.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consists of the following:

                                                 SEPTEMBER 30,
                                          --------------------------
                                              1995           1996
                                          ------------    ----------
     11.5% Note payable                     $604,000      $  320,000
     Capital lease obligations                  --         1,310,000
                                          ------------    ----------
                                             604,000       1,630,000
     Less amounts due within one year        284,000       1,570,000
                                          ------------    ----------
                                            $320,000      $   60,000
                                          ------------    ----------
                                          ------------    ----------

     The note payable is secured by furniture, fixtures and equipment with net book values of approximately $657,000 and $569,000 at September 30, 1995 and 1996, respectively, and the note matures in September 1997. Interest of $85,000 and $55,000 was paid on this note during the years ended September 30, 1995 and 1996, respectively.

                        MISSISSIPPI-I GAMING, L.P.

                       NOTES TO FINANCIAL STATEMENTS

5.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

     The capital lease obligations are secured by furniture, fixtures and equipment with net book values of approximately $1,858,000 at September 30, 1996. The obligations mature between August of 1997 and January 1999. Interest of $61,000 was paid on the obligations during the year ended September 30, 1996.

     Principal maturities of long-term debt and capital lease obligations by fiscal year as of September 30, 1996 are as follows:

            1997                              $1,570,000
            1998                                  44,000
            1999                                  16,000
                                              ----------
                                              $1,630,000
                                              ----------
                                              ----------

6.   COMMITMENTS AND CONTINGENCIES

     DEBT GUARANTEES - On November 24, 1993, Boomtown completed the private placement of $103.5 million of 11.5% First Mortgage Notes due November 2003 (the "Notes"). The Notes are secured by, among other things, a full and unconditional guarantee by the Partnership, as defined in the Indenture to the Notes. The Indenture governing the Notes places certain business, financial and operating restrictions on Boomtown and its subsidiaries including, among other things, the incurrence of additional indebtedness, issuance of preferred equity interests and entering into operational leases; limitations on dividends, repurchase of capital stock of Boomtown and redemption's of subordinated debt; limitations on transactions with affiliates; limitations on mergers, consolidations and sales of assets; limitations on amending existing partnership and facility construction agreements; and limitations on the use of proceeds from the issuance of the Notes.

     The Partnership is a guarantor for a $1.1 million promissory note for Blue Diamond Hotel & Casino, Inc., a wholly owned subsidiary of Boomtown, Inc., with an outstanding balance of $442,000 at September 30, 1996.

     In addition, the Company is a guarantor for a ship mortgage with an outstanding balance of $3.2 million at September 30, 1996, of Louisiana - I Gaming, L.P., a majority owned and controlled partnership of Boomtown.

     OPERATING LEASES - The Partnership leases its facilities and operating equipment under noncancelable operating lease arrangements with terms in excess of one year.

     LAND LEASES WITH RELATED PARTIES - During 1993 Boomtown signed an agreement to lease property through the Partnership intended for the development, construction and operation of the gaming facility. The Partnership invested $2 million as a long-term deposit on the lease and committed to annual rentals of base rent (estimated at $2 million) and percentage rent (5% of adjusted gaming win over $25 million). The Partnership exchanged a 15% interest with the lessor

                        MISSISSIPPI-I GAMING, L.P.

                       NOTES TO FINANCIAL STATEMENTS

6.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

in lieu of base rent payments for the first two years of the lease. Rent expense was charged to operations for the two year period and the lessor's limited partner capital account is being credited. Boomtown or the lessor have an option to convert the lessors' partnership interest into Boomtown Common Stock (see Note 1). The lease term is 99 years and is cancelable upon one year's notice.

     BARGE LEASE UNDER AGREEMENT - On July 22, 1994, the Partnership sold the barge moored in Biloxi, Mississippi and the building upon the barge housing the casino to HFS Gaming Corp. ("HFS"), a Delaware corporation.
Approximately $2.4 million of the $11.0 million sales price was held by Boomtown to be used for the development and construction at the casino site. Simultaneously with the sale, the Partnership leased the barge and building for 25 years and was granted the option to purchase the leased asset for fair market value at the end of the lease or upon occurrence of certain events as defined in the lease agreement. In the event of default by the Partnership, HFS may terminate the lease or require the Partnership to repurchase the assets for fair market value. HFS agreed to provide certain marketing services for the Partnership. The Partnership will pay HFS aggregate rent under the lease and payments for services under the marketing agreement equal to approximately 20% of the annual adjusted earnings before interest, taxes, depreciation and amortization, as defined, for the Partnership (including the proposed hotel). As the lease payments represent contingent rentals, they are excluded from the future minimum annual rental commitments schedule below. HFS subsequently transferred the contract to National Gaming Corp. ("NGC").

     In November 1995 Boomtown executed an agreement with NGC whereby the $2.4 million was returned to NGC in return for a reduction of the EBITDA distributions from 20% to 16%. Additionally, for $100,000, the Partnership secured an option to buy the barge from NGC as well as to buy out the EBITDA participation at a cost approximating the original investment made by HFS less the $2.4 million that was paid. The option terminates on March 31, 1997, but is renewable for an additional two years at $100,000 per year.

     TIDELANDS LEASE - The Partnership leases submerged tidelands at the casino site from the State of Mississippi. Annual rent is $525,000 and the term of the lease is ten years with a five-year option to renew. Rent in the second five-year period of the lease will be determined in accordance with Mississippi law, based on an appraisal obtained by the State of Mississippi.

     The aggregate future minimum annual rental commitments as of September 30, 1996 under operating leases having noncancelable lease terms in excess of one year is as follows:

            1997                              $3,393,000
            1998                               1,430,000
            1999                                 843,000
            2000                                 409,000
            2001                                 340,000
            Thereafter                           871,000
                                              ----------
                                              $7,286,000
                                              ----------
                                              ----------

                        MISSISSIPPI-I GAMING, L.P.

                       NOTES TO FINANCIAL STATEMENTS

6.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Rental expense included in the accompanying statements of operations for the years ended September 30, 1994, 1995 and 1996 totaled $616,000, $7,388,000 and $7,557,000, respectively ($418,000, $2,711,000 and $2,934,000 with related parties, respectively). Of these amounts, $227,000, $6,877,000 and $6,827,000 represented minimum rentals, respectively and $389,000, $511,000 and $729,000 represented contingent rentals, respectively.


     SELF-INSURANCE - The Partnership maintains a plan of partial self-insurance for medical and dental coverage for substantially all full-time employees and their dependents. Claims in excess of $50,000 for policy year ended February 28, 1995, and $75,000 for policy years ended February 28, 1996 and 1997, per individual are fully covered by insurance. Management has established reserves (approximately $489,000 at September 30,
1996) considered adequate to cover estimated future payments on claims incurred through September 30, 1994, 1995 and 1996.

     GAMING LICENSE REQUIREMENTS - In October 1994, the Mississippi Gaming Commission adopted a regulation that requires, as a condition of licensure or license renewal, for a gaming establishment's plan to include various expenditures including parking facilities and infrastructure facilities amounting to at least 25% of the casino cost. Although the Partnership believes they have satisfied this requirement, there can be no assurance the Mississippi Gaming Commission will not require further development on the casino site including hotel rooms and additional parking facilities. Additionally, there can be no assurance that the Partnership will be successful in completing such a project or that the Partnership would be able to obtain a waiver if the Partnership decides not to build.

7.   401(K) PLAN

     The Partnership's employees are covered under the Boomtown, Inc., 401(k) Plan (the "Plan"). Under the Plan, the Partnership will match 50% of employees' contributions up to a maximum of 5% of the employees' wages. The Partnership recorded $4,000, $35,000 and $112,000 of expense during the years ended September 30, 1994, 1995 and 1996, respectively, related to their matching contributions.

8.   MANAGEMENT FEE

     Boomtown is responsible for managing the operations of the Boomtown subsidiaries (collectively the "Subsidiaries"). During 1995 and 1996 Boomtown charged the Subsidiaries for their pro-rata share of the costs it incurred relative to this management function (the "Management Fee"). During the years ended September 30, 1995 and 1996 the Partnership recorded Management Fees of $756,000 and $732,000, respectively (none in 1994).

                        MISSISSIPPI-I GAMING, L.P.

                       NOTES TO FINANCIAL STATEMENTS

9.   OTHER EVENTS

     BOOMTOWN'S PROPOSED MERGER WITH HOLLYWOOD PARK, INC. ("HOLLYWOOD PARK") -On April 23, 1996, Boomtown entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park relating to the strategic combination of Hollywood Park and Boomtown. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Boomtown would become a wholly-owned subsidiary of Hollywood Park (the "Merger"). Pursuant to the Merger Agreement, at the effective date of the Merger, each issued and outstanding share of Boomtown Common Stock will be converted into the right to receive 0.625 of a share of Hollywood Park Common Stock. The Merger is intended to be structured as a tax-free reorganization for income tax purposes and the merger will be accounted for as a purchase for financial reporting purposes. The shareholders of Boomtown and Hollywood Park have approved the Merger. To date, the Merger has only been approved by Mississippi gaming authorities, and is subject to the approval of other relevant gaming jurisdictions.

    On November 26, 1996 the Partnership paid approximately $500,000 to amend an operating lease for certain slot machines, whereby the Partnership will purchase the slot machines at the end of the lease term (August 1997) for approximately $554,000. The cost of the slot machines under this capital lease obligation is approximately $2.5 million and will be depreciated over the remainder of their useful lives.

                        MISSISSIPPI-I GAMING, L.P.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                (IN THOUSANDS)


                                                            Additions      Deductions
                                          Balance at        Charged to     Write-offs,
                                         beginning of       Costs and        net of        Balance at
        Description                         Period          Expenses       Collections    End of Period
-------------------------------------    ------------      -----------     -----------    -------------
Year ended September 30, 1996:
   Deducted from asset accounts:
     Allowance for doubtful accounts:        $16               $ 92           $(74)           $34

Year ended September 30, 1995:
  Deducted from asset accounts:
    Allowance for doubtful accounts:         $ 6                $43           $(33)           $16

Year ended September 30, 1994:
  Deducted from asset accounts:
    Allowance for doubtful accounts:         $--                $ 6           $ --            $ 6


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 27th day of December, 1996.

                                     Mississippi-I Gaming, L.P.

                                     By:  Bayview Yacht Club, Inc.,
                                          its General Partner

                                     /S/ Timothy J. Parrott
                                     ------------------------------------------
                                     Timothy J. Parrott, Chairman of the
                                     Board and Chief Executive Officer

                              POWER OF ATTORNEY

      KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy J. Parrott and Phil Bryan and each of them acting individually, as such person's true and lawful attorneys-in-fact and agents, each with power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file with same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                            TITLE                            DATE
          ---------                            -----                            ----
    /S/ Timothy J. Parrott       Chairman of the Board and Chief          December 27 , 1996
-----------------------------    Officer (Principal Executive Officer)
Timothy J. Parrott

      /S/ Phil E. Bryan          President and Director                   December 27 , 1996
-----------------------------
Phil E. Bryan

/S/ Jon L. Whipple               Vice President of Finance (Principal     December 27 , 1996
-----------------------------    Financial and Accounting Officer)
Jon L. Whipple

/S/ Robert F. List               Director                                 December 27, 1996
-----------------------------
Robert F. List


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

10.4(4) Asset Purchase and Sale Agreement dated as of April 27, 1994 by and between HFS Gaming Corp. and Mississippi-I Gaming, L.P.

10.5(4) Lease Agreement between HFS Gaming Corp. as Landlord and Mississippi-I Gaming, L.P. as Tenant dated as of April 27, 1994.

10.6(4) Marketing Services Agreement dated as of April 27, 1994 by and among Boomtown, Inc. and HFS Gaming Corp.

10.7(5) Option Agreement dated as of November 6, 1995 by and between National Gaming Mississippi, Inc. and Mississippi-I Gaming, L.P.

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