Form 10-Q
period 1996-12-31
MISSISSIPPI I GAMING L P
filed 1997-02-14
CIK 918883

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-Q



                                  QUARTERLY REPORT
                           PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1996           Commission File Number 0-20648



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


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X      No
                                           ---        ---

                             MISSISSIPPI - I GAMING, L.P.



PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

        Balance Sheets, September 30, 1996 and December 31, 1996. . . . . .  3

        Statements of Operations for the Three Months
        Ended December 31, 1995 and 1996. . . . . . . . . . . . . . . . . .  4

        Condensed Statements of Cash Flows for the Three Months
        Ended December 31, 1995 and 1996. . . . . . . . . . . . . . . . . .  5

        Notes to Financial Statements . . . . . . . . . . . . . . . . . . .  6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . . . . . . . . . .  9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 12


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

SCHEDULE OF  EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             MISSISSIPPI - I GAMING, L.P.

                                    BALANCE SHEETS
                                    (in thousands)

                                                   September 30, December 31,
                                                      1996           1996
                                                  -------------  ------------
                                                                   (unaudited)

ASSETS:
Current assets:
   Cash and cash equivalents                       $   2,907      $   3,337
   Accounts receivable, net                              148             74
   Inventories                                           363            455
   Prepaid expenses and other current assets           2,584          1,397
                                                   ---------      ---------
     Total current assets                              6,002          5,263

Property and equipment, at cost, net                  35,671         38,063
Other assets                                           4,479          4,389
                                                   ---------      ---------
     Total assets                                  $  46,152      $  47,715
                                                   ---------      ---------
                                                   ---------      ---------

LIABILITIES AND PARTNERS' DEFICIT:
Current liabilities:
   Accounts payable                                $     481      $     611
   Accrued compensation                                  765          1,035
   Other accrued liabilities                           2,918          3,060
   Note payable - Boomtown, Inc.                      41,432         41,724
   Accrued interest payable - Boomtown, Inc.           2,651          2,974
   Long-term debt and capital lease
    obligations due within one year (Note 2)           1,570          3,001
                                                   ---------      ---------
     Total current liabilities                        49,817         52,405

   Long-term debt and capital lease
    obligations due after one year (Note 2)               60             49

Contingencies (Note 3)

Partners' deficit:
   General partner                                        --             --
   Limited partners                                (   3,725)     (   4,739)
                                                   ---------      ---------
     Total partners' deficit                       (   3,725)     (   4,739)
                                                   ---------      ---------
     Total liabilities and partners' deficit       $  46,152      $  47,715
                                                   ---------      ---------
                                                   ---------      ---------




                               See accompanying notes.

                             MISSISSIPPI - I GAMING, L.P.

                               STATEMENTS OF OPERATIONS
                                    (in thousands)
                                     (unaudited)



                                                       Three Months Ended
                                                          December 31,
                                                     1995           1996
                                                 ------------   ------------

Revenues:
   Gaming                                        $    10,113    $    11,517
   Family entertainment center                           466            411
   Food and beverage                                     592            665
   General Store                                          --             63
   Other income                                           93             82
                                                 -----------    -----------
                                                      11,264         12,738

Costs and Expenses:
   Gaming                                              3,940          3,995
   Gaming equipment leases                               570            436
   Family entertainment center                           279            293
   Food and beverage                                     725            946
   General Store                                          --             50
   Marketing                                           1,497          1,823
   Management fee-Boomtown, Inc.                         186            180
   General and administrative                          2,928          3,243
   Property rent                                         955            951
   Depreciation and amortization                         354            580
                                                 -----------    -----------
                                                      11,434         12,497

(Loss) income from operations                    (       170)           241
Interest and other income (expense), net         (     1,151)   (     1,309)
                                                 -----------    -----------

   Net loss                                      ($    1,321)   ($    1,068)
                                                 -----------    -----------
                                                 -----------    -----------

Net loss allocated to partners:
   General partner                               ($       41)   (        53)
   Limited partners                              (     1,280)   (     1,015)
                                                 -----------    -----------
                                                 ($    1,321)   ($    1,068)
                                                 -----------    -----------
                                                 -----------    -----------



                               See accompanying notes.

                             MISSISSIPPI - I GAMING, L.P.

                          CONDENSED STATEMENTS OF CASH FLOWS
                   Increase (decrease) in cash and cash equivalents
                                   (in thousands)


                                                           Three Months Ended
                                                               December 31,
                                                             1995       1996
                                                          ---------- ---------

Cash flows from operating activities:
  Net loss                                                 ($ 1,321) ($ 1,068)
  Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
  Lease expense recorded in exchange
   for limited partnership interest                             500        --
  Depreciation and amortization                                 354       580
  Prepayment of property lease                             (  2,480)       --
  Changes in operating assets and liabilities, net              667     2,113
                                                           --------  --------
    Net cash (used in) provided by operating activities    (  2,280)    1,625
                                                           --------  --------

Cash flows from investing activities:
  Payments for purchases of property and equipment         (    173) (  1,074)
  Decrease in construction related payables                (     84)       --
  Proceeds from sale of property and equipment                   77        --
                                                           --------  --------
    Net cash used in investing activities                  (    180) (  1,074)
                                                           --------  --------

Cash flows from financing activities:
  Note payable-Boomtown, Inc., net                            2,728       346
  Principal payments on long-term debt                     (     68) (    467)
                                                           --------  --------
    Net cash provided by (used in) financing activities       2,660  (    121)
                                                           --------  --------

Net increase in cash and cash equivalents                       200       430

Cash and cash equivalents:
  Beginning of period                                         2,928     2,907
                                                           --------  --------
  End of period                                            $  3,128  $  3,337
                                                           --------  --------
                                                           --------  --------




                               See accompanying notes.

                             MISSISSIPPI - I GAMING, L.P.

                            NOTES TO FINANCIAL STATEMENTS
                                     (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

     BASIS OF PRESENTATION AND NATURE OF BUSINESS - Mississippi - I Gaming, L.P. (the "Partnership"), a Mississippi limited partnership, is a majority owned and controlled partnership of Boomtown, Inc. ("Boomtown"). Boomtown owns an 80% limited partnership interest and through its wholly-owned subsidiary, Bayview Yacht Club, Inc. (a Mississippi corporation and the general partner of the Partnership), Boomtown owns an additional 5% general partnership interest in the
Partnership.   A 15% limited partnership interest was transferred to an
individual as a result of executing a lease for the property upon which the gaming facility is located. Under the terms of the Partnership agreement, after three years of operation, either Boomtown or the lessor may exercise an option to convert the lessor's ownership interest into Boomtown common stock or cash at an amount calculated per the agreement which is based upon a multiple of earnings. The Partnership agreement also provides for quarterly distributions to be made to the partners. The Partnership also leases the casino barge and building from National Gaming Corporation for an amount equal to 16% of earnings before depreciation, interest and taxes.

     INTERIM FINANCIAL INFORMATION - The balance sheet at September 30, 1996 has been taken from the audited financial statements at that date. The interim financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which the Partnership considers necessary for a fair presentation of its financial position at December 31, 1996, the results of operations and cash flows for the three months ended December 31, 1996 and 1995 have been included. The Partnership's operations are seasonal and thus operating results for the three months ended December 31, 1996 should not be considered indicative of the results that may be expected for the fiscal year ending September 30, 1997. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended September 30, 1996.

     RECLASSIFICATIONS - Certain amounts in the fiscal 1996 financial statements have been reclassified to conform to the fiscal 1997 presentation.

2.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                   September 30, December 31,
                                                      1996           1996
                                                 --------------  ------------

11.5% note payable                                  $    320       $    243
Capital lease obligations                              1,310          2,807
                                                    --------       --------
                                                       1,630          3,050
Less amounts due within one year                       1,570          3,001
                                                    --------       --------
                                                    $     60       $     49
                                                    --------       --------
                                                    --------       --------

                             MISSISSIPPI - I GAMING, L.P.

                            NOTES TO FINANCIAL STATEMENTS
                                     (unaudited)


2.   LONG-TERM DEBT (CONTINUED)

     The 11.5% note payable is secured by furniture, fixtures and equipment. The note matures in October 1997.

     The capital lease obligations are secured by equipment under agreements which mature between August 1997 and January 1999.

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

3.   CONTINGENCIES

     On November 24, 1993, Boomtown completed the private placement of $103.5 million of 11.5% First Mortgage Notes due November 2003 (the "Notes"). The Notes are secured by, among other things, a full and unconditional guarantee by the Partnership, as defined in the Indenture to the Notes.

     The Indenture governing the Notes places certain business, financial and operating restrictions on Boomtown and its subsidiaries including, among other things, the incurrence of additional indebtedness, issuance of preferred equity interests and entering into operational leases, limitations on dividends, repurchase of capital stock of Boomtown and redemption's of subordinated debt; limitations on transactions with affiliates; limitations on mergers, consolidations and sales of assets; limitations on amending existing partnership and facility construction agreements; and limitations on the use of proceeds from the issuance of the Notes.

     The Partnership is a guarantor for a promissory note for Blue Diamond Hotel & Casino, Inc., a wholly owned subsidiary of Boomtown, Inc., with an outstanding balance of $336,000 at December 31, 1996.

     In addition, the Company is a guarantor for a ship mortgage with an outstanding balance of $2.9 million as of December 31, 1996, of Louisiana - I Gaming, L.P., a wholly owned and controlled partnership of Boomtown.

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

                             MISSISSIPPI - I GAMING, L.P.

                            NOTES TO FINANCIAL STATEMENTS
                                     (unaudited)

4.   MANAGEMENT FEE

     Boomtown is responsible for managing the operations of the Boomtown subsidiaries (collectively the "Subsidiaries"). During 1995 and 1996 Boomtown charged the Subsidiaries for their pro-rata share of the costs it incurred relative to this management function (the "Management Fee"). During the quarters ended December 31, 1995 and 1996 the Partnership recorded Management Fees of $186,000 and $180,000, respectively.

5.   OTHER EVENTS

     BOOMTOWN'S PROPOSED MERGER WITH HOLLYWOOD PARK, INC. ("HOLLYWOOD PARK"). On April 23, 1996, Boomtown entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park, Inc., ("Hollywood Park") relating to the strategic combination of Hollywood Park and Boomtown. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein (including shareholder consent and regulatory approval), the Company would become a wholly-owned subsidiary of Hollywood Park (the "Merger"). The shareholders of the Company and Hollywood Park have approved the Merger. To date, the Company has received approval from the Mississippi gaming authorities and is awaiting approval from other relevant gaming jurisdictions. Pursuant to the Merger Agreement, at the effective date of the Merger each issued and outstanding share of Boomtown Common Stock will be converted into the right to receive 0.625 (the "Exchange Ratio"), of a share of Hollywood Park Common Stock. The Merger is intended to be structured as a tax-free reorganization.

     Certain additional matters relating to the signing of the Merger Agreement and a complete description of the Merger Agreement are more fully described in the Company's Form 8-K dated April 23, 1996, including the Agreement and Plan of Merger filed as exhibit 2.1 thereto, and filed with the Securities and Exchange Commission on May 3, 1996.

                             MISSISSIPPI - I GAMING, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Partnership's statements of operations as a percentage of total revenues for the three months ended December 31, 1995 and 1996 (unaudited):

                                                        Three Months Ended
                                                           December 31,
                                                      1995            1996
                                                     -------        --------
Revenues:
   Gaming                                               89.8%          90.4%
   Non-gaming                                           10.2            9.6
                                                     -------        -------
                                                       100.0          100.0
Operating expenses:
   Gaming                                               40.0           34.8
   Non-gaming                                            8.9           10.1
   Marketing, general & administrative                  39.3           39.8
   Property rent                                         8.5            7.5
   Management fee - Boomtown, Inc.                       1.6            1.4
   Depreciation and amortization                         3.2            4.5
                                                     -------        -------
                                                       101.5           98.1

(Loss) income from operations                       (    1.5)           1.9
Interest and other income (expense), net            (   10.2)      (   10.3)
                                                     -------        -------
Net loss                                            (   11.7)%     (    8.4)%
                                                     -------        -------
                                                     -------        -------


     Total revenues for the quarter ended December 31, 1996 were $12.7 million, 13.1% higher than the $11.3 million during the same prior year period. Revenues are composed of gaming revenues totaling $11.5 million and non-gaming revenues totaling $1.2 million during the current year quarter. The Partnership generates approximately 90% of its total revenues from gaming operations consisting primarily of slot and video poker machines and various types of table games. The increase in gaming revenues during the Company's first fiscal quarter of 1997, resulted from a $1.6 million increase from slot machines offset by a decline in table games revenue of $234,000. The growth in slot machine revenues was due to the Partnership's expansion of its bus tour program, whereby 16,000 additional bus patrons visited Boomtown during the current year quarter. Additionally, the Partnership has under taken aggressive marketing programs including its direct mail program aimed at increasing the local customer patronage by stressing customer service at the Boomtown property.

     The Company's non-gaming revenue primarily consists of revenues from the Partnership's family entertainment center, food and beverage sales and general store. Non-gaming revenues increased $70,000 over the prior year first fiscal quarter, due to the Partnership taking over the operations of its general store, as well as higher food and beverage sales.

                             MISSISSIPPI - I GAMING, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The gaming margin was $7.1 million for the first quarter of fiscal 1997 or 61.5% of gaming revenues. This compares to a gaming margin of $5.6 million or 55.4% of gaming revenues in the same prior year period. The improvements resulted from efficiencies in labor costs associated with higher revenues, lower costs associated with gaming equipment leases, the reduction in complimentary expense offered to its patrons and the discontinuance of the Company's funflight program during October of 1995.

     The non-gaming margin declined $215,000 during the quarter ended December 31, 1996. The decline resulted from a $69,000 decline in the family entertainment center profitability primarily due to lower revenues from the motion picture theater. Additionally, the food and beverage margin declined as a result of higher food costs associated with the property improving its overall food product to enhance gaming patronage.

     Marketing expenses were $1.8 million and $1.5 million for the three months ended December 31, 1996 and 1995, respectively. Marketing expenses consist of costs associated with advertising, special events, the players club and bus tour programs, promotional expenses and other administrative expenses. The increase in marketing expenses during the fiscal 1997 first quarter resulted primarily from higher commissions paid to bus transportation operators, additional costs associated with the Company's direct mail program, an increase in entertainment contracts at the Biloxi property and additional cash redemption costs from higher participation in the players club program.

     General and administrative expenses were $3.2 million and $2.9 million for the quarters ended December 31, 1996 and 1995, respectively. The increase in G&A expenses primarily resulted from higher property taxes, additional medical and other benefit related expenses as well as additional employee incentive expenses at the property. Additionally, during the quarter just ended the Partnership was charged a management fee of $180,000 from Boomtown, Inc. This compares to $186,000 during the prior year period. During the periods Boomtown, Inc. charged its operating subsidiaries for their pro-rata share of costs incurred relative to managing its respective subsidiaries. The Partnership also incurred rent charges of $951,000 and $955,000 for the quarters ended December 31, 1996 and 1995, respectively related to certain land leases in which the Company operates its facilities.

     Depreciation and amortization expense increased $226,000 during the quarter ended December 31, 1996 to $580,000 as compared to $354,000 during the prior year period. The increase was due to a larger asset base primarily due to the conversion of certain operating leases to capital leases during fiscal 1996 and 1997. The Partnership incurred interest expense of $1.3 million, interest income of $10,000 and a gain on the sale of assets of $1,000 during the first quarter of 1997. The majority of the interest expense incurred is related to the note payable to Boomtown, Inc.

                             MISSISSIPPI - I GAMING, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GUARANTEE OF BOOMTOWN NOTES BY THE PARTNERSHIP

     In November 1993, Boomtown closed the issuance and sale of an aggregate of $103.5 million principal amount of 11.5% First Mortgage Notes due November 1, 2003 (the "Notes") and warrants to purchase 472,000 shares of Boomtown's Common Stock. Payment of the principal, interest and any other amounts owing under the Notes has been unconditionally guaranteed by certain subsidiaries of Boomtown, including the Partnership. See the Indenture, which is hereby incorporated by reference, attached as Exhibit 12.36 to Boomtown, Inc.'s Annual Report on Form 10-K for the year ended September 30, 1994.

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

                                             Mississippi - I Gaming, L.P.
                                             Registrant

Date:  February 14, 1997                     /s/ Phil E. Bryan
                                             -----------------------------------
                                             Phil E. Bryan, President; Chief
                                             Operating Officer

Date:  February 14, 1997                     /s/ Jon L. Whipple
                                             -----------------------------------
                                             Jon L. Whipple, Vice President of
                                             Finance; Principal Accounting
                                             and Financial Officer

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



------------------------------


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