Form 10-Q
period 1997-03-30
MISSISSIPPI I GAMING L P
filed 1997-05-15
CIK 918883

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q



                               QUARTERLY REPORT
                       Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For the quarter ended March 31, 1997            Commission File Number 0-20648


                         MISSISSIPPI - I  GAMING, L.P.
            (Exact Name of Registrant as Specified in its Charter)

            Mississippi                                      64-0828954
            -----------                                      -----------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X      No
                                                  ---        ---

                         MISSISSIPPI - I GAMING, L.P.



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

         Balance Sheets, September 30, 1996 and March 31, 1997.............  3

         Statements of Operations for the Three and Six Months
         Ended March 31, 1996 and 1997.....................................  4

         Condensed Statements of Cash Flows for the Six Months
         Ended March 31, 1996 and 1997.....................................  5

         Notes to Financial Statements.....................................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................  9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 12

Item 5.  Other Information................................................. 12

Item 6.  Exhibits and Reports on Form 8-K.................................. 12


SIGNATURES................................................................. 13

SCHEDULE OF  EXHIBITS...................................................... 14

                        PART I - FINANCIAL INFORMATION

                         MISSISSIPPI - I GAMING, L.P.

                                BALANCE SHEETS
                                (in thousands)


                                                   September 30,    March 31,
                                                       1996           1997
                                                   -------------   -----------
                                                                   (unaudited)

ASSETS:
Current assets:
  Cash and cash equivalents                        $   2,907       $  2,837
  Accounts receivable, net                               148            195
  Inventories                                            363            484
  Prepaid expenses and other current assets            2,584          1,683
                                                   -------------   -----------
   Total current assets                                6,002          5,199

Property and equipment, at cost, net                  35,671         37,783
Other assets                                           4,479          4,354
                                                   -------------   -----------
   Total assets                                    $  46,152       $ 47,336
                                                   -------------   -----------
                                                   -------------   -----------

LIABILITIES AND PARTNERS' DEFICIT:
Current liabilities:
  Accounts payable                                 $     481       $    687
  Accrued compensation                                   765            717
  Other accrued liabilities                            2,918          3,181
  Note payable - Boomtown, Inc.                       41,432         42,082
  Accrued interest payable - Boomtown, Inc.            2,651          2,930
  Long-term debt and capital lease obligations
    due within one year (Note 2)                       1,570          2,268
                                                   -------------   -----------
   Total current liabilities                          49,817         51,865

  Long-term debt and capital lease obligations
   due after one year (Note 2)                            60             35

Contingencies (Note 3)

Partners' deficit:
  General partner                                       --             --
  Limited partners                                    (3,725)        (4,564)
                                                   -------------   -----------
   Total partners' deficit                            (3,725)        (4,564)
                                                   -------------   -----------
   Total liabilities and partners' deficit         $  46,152       $ 47,336
                                                   -------------   -----------
                                                   -------------   -----------





                            See accompanying notes.

                         MISSISSIPPI - I GAMING, L.P.

                           STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (unaudited)

                                           Three Months Ended     Six Months Ended
                                               March 31,               March 31,
                                            1996        1997       1996        1997
                                          --------    --------   --------    --------
REVENUES:

 Gaming                                   $ 11,075    $ 13,101   $ 21,188    $ 24,619
 Family entertainment center                   495         437        961         847
 Food and beverage                             700         737      1,292       1,402
 General Store                                  --          73         --         136
 Other income                                   87          98        180         180
                                          --------    --------   --------    --------
                                            12,357      14,446     23,621      27,184

COSTS AND EXPENSES:

 Gaming                                      3,828       4,404      7,756       8,398
 Gaming equipment leases                       582          --      1,152         436
 Family entertainment center                   284         300        563         593
 Food and beverage                             886         894      1,611       1,841
 General Store                                  --          56         --         106
 Marketing                                   1,823       2,599      3,320       4,427
 Management fee-Boomtown, Inc. (Note 4)        150         180        336         360
 General and administrative                  2,922       2,712      5,862       5,949
 Property Rent                                 977       1,021      1,932       1,973
 Depreciation and amortization                 411         732        765       1,313
                                          --------    --------   --------    --------
                                            11,863      12,898     23,297      25,396


Income from operations                         494       1,548        324       1,788
Interest and other income (expense), net  (  1,161)   (  1,373)  (  2,312)   (  2,681)
                                          --------    --------   --------    --------
Net Income (loss)                         ($   667)    $   175   ($ 1,988)   ($   893)
                                          --------    --------   --------    --------
                                          --------    --------   --------    --------

Net income (loss) allocated to partners:
General partner                           ($     8)    $     9   ($    49)   ($    45)
Limited partners                          (    659)        166   (  1,939)   (    848)
                                          --------    --------   --------    --------
                                          ($   667)    $   175   ($ 1,988)   ($   893)
                                          --------    --------   --------    --------
                                          --------    --------   --------    --------



                            See accompanying notes.

                         MISSISSIPPI - I GAMING, L.P.

                      CONDENSED STATEMENTS OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                                (in thousands)
                                 (unaudited)


                                                           Six Months Ended
                                                              March 31,
                                                         1996           1997
                                                       --------       --------

Cash flows from operating activities:
 Net loss                                              ($1,988)       ($  893)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
 Lease expense recorded in exchange
  for limited partnership interest                       1,000             --
 Depreciation and amortization                             765          1,313
 Prepayment of property lease                          ( 2,938)            --
 Changes in operating assets and liabilities, net          843          1,465
                                                       --------       --------
  Net cash provided by operating activities            ( 2,318)          1,885
                                                       --------       --------

Cash flows from investing activities:
 Payments for purchases of property and equipment           77        ( 1,259)
 Payments for purchase on land option                       --        (   200)
 Decrease in construction related payables             (   458)            --
 Proceeds from sale of property and equipment          (    83)            15
                                                       --------       --------
  Net cash used in investing activities                (   464)       ( 1,444)
                                                       --------       --------

Cash flows from financing activities:
 Note payable-Boomtown, Inc., net                        3,092            704
 Proceeds from long-term debt                              144             --
 Principal payments on long-term debt                  (   165)       ( 1,215)
                                                       --------       --------
  Net cash provided by (used in) financing activities    3,071        (   511)
                                                       --------       --------

Net increase (decrease) in cash and cash equivalents       289        (    70)

Cash and cash equivalents:
 Beginning of period                                     2,928          2,907
                                                       --------       --------
 End of period                                          $3,217         $2,837
                                                       --------       --------
                                                       --------       --------


                            See accompanying notes.

                         MISSISSIPPI - I GAMING, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     INTERIM FINANCIAL INFORMATION - The balance sheet at September 30, 1996 has been taken from the audited financial statements at that date. The interim financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which the Partnership considers necessary for a fair presentation of its financial position at March 31, 1997, the results of operations for the three months and six months ended March 31, 1997 and 1996 and cash flows for the six months ended March 31, 1997 and 1996, have been included. The Partnership's operations are seasonal and thus operating results for the three and six months ended March 31, 1997 should not be considered indicative of the results that may be expected for the fiscal year ending September 30, 1997. The unaudited financial statements should be used in conjunction with the financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended September 30, 1996.

     RECLASSIFICATIONS - Certain amounts in the fiscal 1996 financial statements have been reclassified to conform to the fiscal 1997 presentation.

2.   LONG-TERM DEBT

                                                 September 30,    March 31,
                                                    1996            1997
                                                 -------------   ----------

     11.5% note payable                           $  320,000     $  164,000
     Capital lease obligations                     1,310,000      2,139,000
                                                 -------------    ---------
                                                   1,630,000      2,303,000
     Less amounts due within one year              1,570,000      2,268,000
                                                 -------------    ---------
                                                   $  60,000      $  35,000
                                                 -------------    ---------
                                                 -------------    ---------

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

     On November 26, 1996, the Partnership paid approximately $500,000 to amend an operating lease for certain slot machines, whereby the Partnership has agreed to purchase the slot machines at the end of the lease term (August
1997) for approximately $554,000. The present value of the remaining payments (including the purchase amount) has been capitalized and the slot machines are being depreciated over the remainder of their useful lives.

3.   CONTINGENCIES

     On November 24, 1993, Boomtown completed the private placement of $103.5 million of 11.5% First Mortgage Notes due November 2003 (the "Notes"). The Notes are secured by, among other things, a full and unconditional guarantee by the Partnership, as defined in the Indenture to the Notes.

     The Indenture governing the Notes places certain business, financial and operating restrictions on Boomtown and its subsidiaries including, among other things, the incurrence of additional indebtedness, issuance of preferred equity interests and entering into operational leases, limitations on dividends, repurchase of capital stock of Boomtown and redemption of subordinated debt; limitations on transactions with affiliates; limitations on mergers, consolidations and sales of assets; limitations on amending existing partnership and facility construction agreements; and limitations on the use of proceeds from the issuance of the Notes.

     The Partnership is a guarantor for a promissory note for Blue Diamond Hotel & Casino, Inc., a wholly owned subsidiary of Boomtown, Inc., with an outstanding balance of $227,000 at March 31, 1997.

     In addition, the Company is a guarantor for a ship mortgage with an outstanding balance of $2.6 million as of March 31, 1997, of Louisiana - I Gaming, L.P., a wholly owned and controlled partnership of Boomtown.

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

                         MISSISSIPPI - I GAMING, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

4.   MANAGEMENT FEE

     Boomtown, Inc. is responsible for managing the operations of the Boomtown subsidiaries (collectively the "Subsidiaries"). During the three and six months ended March 31, 1996 and 1997, Boomtown charged the Subsidiaries for their pro-rata share of the costs it incurred relative to this management function (the "Management Fee"). The Management fee amounted to $150,000 and $180,000, for the three months ended March 31, 1996 and 1997, respectively, and $336,000 and $360,000, during the six months ended March 31, 1996 and 1997, respectively.

5.   OTHER EVENTS

     Boomtown's Proposed Merger with Hollywood Park, Inc. ("Hollywood Park") - On April 23, 1996, Boomtown entered into an Agreement and Plan of Merger
(the "Merger Agreement") with Hollywood Park, Inc., ("Hollywood Park") relating to the strategic combination of Hollywood Park and Boomtown.
Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein (including shareholder consent and regulatory approval), the Company would become a wholly-owned subsidiary of Hollywood Park (the "Merger"). The shareholders of the Company and Hollywood Park have approved the Merger. To date, the Company has received approval from the Mississippi and Nevada gaming authorities and is awaiting approval from Louisiana gaming authorities. Pursuant to the Merger Agreement, at the effective date of the Merger each issued and outstanding share of Boomtown Common Stock will be converted into the right to receive 0.625 (the "Exchange Ratio"), of a share of Hollywood Park Common Stock. The Merger is intended to be structured as a tax-free reorganization.

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

                         MISSISSIPPI - I GAMING, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Partnership's statements of operations as a percentage of total revenues for the three and six months ended March 31, 1996 and 1997 (unaudited):


                                        Three Months Ended    Six Months Ended
                                            March 31,             March 31,
                                         1996        1997      1996       1997
                                       --------    --------  --------   --------
REVENUES:
 Gaming                                  89.6%       90.7%     89.7%      90.6%
 Non-gaming                              10.4         9.3      10.3        9.4
                                       --------    --------  --------   --------
                                        100.0       100.0     100.0      100.0
OPERATING EXPENSES:
 Gaming                                  35.7        30.4      37.7       32.5
 Non-gaming                               9.5         8.7       9.2        9.3
 Marketing, general & administrative     38.4        36.8      38.9       38.2
 Property rent                            7.9         7.1       8.2        7.3
 Management fee - Boomtown, Inc.          1.2         1.2       1.4        1.3
 Depreciation and amortization            3.3         5.1       3.2        4.8
                                       --------    --------  --------   --------
                                         96.0        89.3      98.6       93.4

Income from operations                    4.0        10.7       1.4        6.6
Interest and other expense, net        (  9.4)     (  9.5)   (  9.8)    (  9.9)
                                       --------    --------  --------   --------
Net income (loss)                      (  5.4)%       1.2%   (  8.4)%   (  3.3)%
                                       --------    --------  --------   --------
                                       --------    --------  --------   --------

  The Partnership recorded total revenues of $14.4 million for the quarter ended March 31, 1997, 17% higher than the $12.4 million reported during the prior year quarter. The Partnership generates approximately 90% of its revenues from gaming operations with the remaining 10% from its family entertainment center, food and beverage sales and operations of its general store. The growth in total revenue during the second fiscal quarter of 1997 resulted principally from an 18% increase in gaming revenues, driven by higher slot win.

     For the six months ended March 31, 1997, total revenues improved 15% to $27.2 million from $23.6 million a year ago. The growth in revenues was again attributable primarily to a 20% increase in gaming revenue during the period. The primary driver of higher slot and gaming revenues during fiscal 1997 is attributable to the expansion of the Company's bus tour program whereby patrons are bussed from outlying areas, including Florida, Alabama and Mississippi, to visit the Boomtown property. On a year-to-date basis the Partnership has experienced a 36% growth in bus tours to accommodate 133,000 customers Additionally, higher gaming revenue is attributable to success of the Partnership's marketing programs including slot and card game tournaments, direct mail programs and higher membership in the players club, in which gaming patrons are offered incentives to play at the Boomtown property.

                         MISSISSIPPI - I GAMING, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)


     Gaming margin for the quarter ended March 31, 1997 was $8.7 million or 66% of gaming revenues compared to $6.7 million or 60% of gaming revenues during the prior year comparable period. On a year-to-date basis the Partnership's gaming margin improved to 64% or $15.8 million in 1997 compared to 58% or $12.3 million, respectively during the prior six month period. The improvements in the gaming margin resulted primarily from efficiencies in labor and operating costs associated with higher revenues, lower gaming lease expense and the discontinuance of the Partnership's funflight program in October, 1995.

     For the three and six months ended March 31, 1997, the Partnership recorded non-gaming revenues of $1.3 million and $2.6 million, respectively, compared to $1.3 million and $2.4 million during the prior year commensurate periods, respectively. The 5% improvement in non-gaming revenues during the six months ended March 31, 1997 was essentially driven from higher food and beverage sales at the Company's restaurant and deli outlets, offset by a slight shortfall in revenues from the family entertainment center due to the shut down of the Company's motion theater during the conversion to a new movie provider. The Partnership also recorded revenues from operating its general store during the current year due the termination of a lease agreement with the prior operator.

     Non-gaming margin for the quarter ended March 31, 1997, was 7.1% compared to 8.7% during the prior year period. For the first half of fiscal 1997, the non-gaming margin was 1.1% compared to 10.6% during the prior year six month period. The decline in the non-gaming margin is due primarily to the lower margin at the family entertainment center associated with the conversion of movie providers as well as higher losses from additional food and beverage sales upon which the Company generally has a negative margin.

     Marketing expenses for the quarter ended March 31, 1997, were $2.6 million or 44% higher than the $1.8 million incurred during the prior year same quarter. On a year-to-date basis, marketing costs grew 33% from $3.3 million to $4.4 million. Marketing expenses consist of costs associated with advertising, special events, players club and bus tour programs, promotional expenses and other administrative expenses. Higher marketing expenses during fiscal 1997 were primarily from additional commissions paid to bus tour operators, higher payroll and employee related expenditures, additional print, radio and outdoor advertising, higher expenses associated with slot tournaments and cash redemption's programs and additional entertainment events.

     General and administrative expenses ("G&A"), consist primarily of costs from the Company's human resources, security, surveillance, credit, purchasing, facilities and accounting departments. For the quarter ended March 31, 1997, G&A expenses declined 7% to $2.7 million from $2.9 million, and for the six months ended March 31, 1997 G&A expenses were $5.9 million, slightly higher than the prior year. The decline in G&A expenses during the three month period primarily resulted from the conversion of certain operating leases on furniture and fixtures to capital leases during fiscal 1996 and fiscal 1997 resulting in a decrease in lease expense of $228,000, partially offset by higher health insurance costs.

                         MISSISSIPPI - I GAMING, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

     The Partnership is charged a management fee from Boomtown, Inc. for their pro-rata share of costs incurred by Boomtown, Inc. relative to managing the Partnership. For the quarter ended March 31, 1997, management fee expense was $180,000 compared to $150,000 for the prior year second quarter. On a current year-to-date basis the Partnership was charged $360,000 compared to $336,000 during the prior year period. The Partnership also recorded rent charges of $1.0 million and $2.0 million for the quarter and six months ended March 31, 1997, respectively related to land and facility leases in which the Partnership operates its facilities.

     Depreciation and amortization for the quarter and six months ended March 31, 1997 was $732,000 and $1.3 million, respectively, representing a 78% and 72% increase over the prior year periods, respectively. The increases resulted primarily from the conversion of a number of gaming and non-gaming operating leases to capital leases during fiscal 1996 and fiscal 1997, whereby assets were capitalized and are now being depreciated, as well as from other capital acquisitions during the current fiscal year.

     The Partnership incurred net interest expense of $1.3 million and $2.6 million for the three and six months ended March 31, 1997, respectively compared to $1.2 million and $2.4 million, respectively recorded during the prior year periods. The increases in interest expense related to the capitalization of operating leases as noted above and higher interest related to the note payable to Boomtown, Inc.

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

     Some statements set forth above include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     NONE

ITEM 5.  OTHER INFORMATION

     NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits enclosed herein are detailed on the Schedule of Exhibits on page 14.

                                  SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                              Mississippi - I Gaming, L.P.
                              Registrant

Date:  May 14, 1997           /s/ PHIL E. BRYAN
                              --------------------------------------------
                              Phil E. Bryan, President; Chief Operating
                              Officer

Date:  May 14, 1997           /s/ JON L. WHIPPLE
                              ---------------------------------------------
                              Jon L. Whipple, Vice President of Finance;
                              Principal Accounting and Financial Officer

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

10.4(4) Asset Purchase and Sale Agreement dated as of April 27, 1994 by and between HFS Gaming Corp. and Mississippi - I Gaming, L.P.

10.5(4) Lease Agreement Amendment between HFS Gaming Corp. as Landlord and Mississippi - I Gaming, L.P. as Tenant dated as of April 27, 1994.

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

---------------------------


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

EXHIBIT
NUMBER                             DESCRIPTION

(4) Incorporated by reference to the exhibit filed with the Boomtown, Inc.'s Registration Statement on Form S-4 (File No. 33-70350), effective May 4, 1994.

(5) Incorporated by reference to the exhibits filed with Boomtown's Form 10-K for the fiscal year ended September 30, 1995.