Form 10-Q
period 1997-09-30
MISSISSIPPI I GAMING L P
filed 1997-11-14
CIK 918883

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q


    [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

               For the quarterly period ended September 30, 1997

                     Commission file number:_______________


                          MISSISSIPPI - I GAMING, L.P.
             (Exact Name of Registrant as Specified in Its Charter)



            Mississippi                             64-0828954
     (State or Other Jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)              Identification No.)


             1050 South Prairie Avenue Inglewood, California 90301
             (Address of Principal Executive Offices)   (Zip Code)

                                (310) 419 - 1500
              (Registrant's Telephone Number, Including Area Code)



The Registrant believes that it meets the conditions set forth in General Instruction H(1)(A) and (B) of Form 10-Q, and therefore is filing this form with the reduced disclosure format. The Registrant is not currently subject to the reporting requirements of the Securities Exchange Act of 1934, but is filing this report voluntarily pursuant to the terms of an Indenture dated August 1, 1997.


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes [__]     No [ X ]

                          Mississippi - I Gaming, L.P.

                               Table of Contents



                                     Part I

Item 1.  Financial Information
            Balance Sheets as of September 30, 1997, and 1996...........1
            Statements of Operations for the three and nine
             months ended eptember 30, 1997 and
             1996.......................................................2
            Statements of Cash Flows for the nine months ended
             September 30, 1997 and 1996................................3
            Notes to Financial Statements...............................4

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations
            Expansion...................................................6
            Results of Operations.......................................6
            Liquidity and Capital Resources.............................7

                                    Part II

Item 6.a  Exhibits......................................................8

          Signatures....................................................9

                         Mississippi - I Gaming, L.P.
                                Balance Sheets

                                                September 30,  September 30,
                                                    1997            1996
                                                ------------   ------------
                                                (unaudited)
                                                        (in thousands)
              Assets
Current Assets:
  Cash and cash equivalents                         $ 3,281        $ 2,907
  Other receivables, net                                 71            148
  Prepaid expenses and other assets                   2,429          2,947
                                                    -------        -------
    Total current assets                              5,781          6,002


  Property, plant and equipment, net                 44,755         35,671
  Other assets                                        2,067          4,479
                                                    -------        -------
                                                    $52,603        $46,152
                                                    =======        =======

---------------------------------------------------------------------------

 Liabilities and Partners' Deficit
Current Liabilities:
  Accounts payable                                     $602           $481
  Accrued compensation                                  971            765
  Accrued liabilities                                 3,513          2,918
  Accrued interest payable, Boomtown, Inc.            4,188          2,651
  Current portion of notes payable, Boomtown, Inc.   44,113         41,432
  Current portion of notes payable, other             1,295          1,570
                                                    -------        -------
    Total current liabilities                        54,682         49,817

Notes payable, other                                  2,512             60

Partners' deficit:
  General partner                                         0              0
  Limited partner                                    (4,591)        (3,725)
                                                    -------        -------
    Total partners' deficit                          (4,591)        (3,725)
                                                    -------        -------
                                                    $52,603        $46,152
                                                    =======        =======

--------
See accompanying notes to financial statements

                         Mississippi - I Gaming, L.P.
                           Statements of Operations

                             For the three months ended        For the nine months ended
                                    September 30,                    September 30,
                            ---------------------------       ---------------------------
                                1997           1996               1997           1996
                            ------------   ------------       ------------   ------------
                                               (in thousands - unaudited)
Revenues:
  Gaming                        $13,305        $12,512            $39,327        $35,359
  Food and beverage                 915            862              2,483          2,362
  Other                             816            860              2,170          2,211
                                -------        -------            -------        -------
                                 15,036         14,234             43,980         39,932
                                -------        -------            -------        -------
Expenses:
  Gaming                          7,193          7,277             21,453         20,798
  Food and beverage               1,194            996              3,170          2,974
  Administrative                  3,857          3,869             11,438         11,310
  Other                             399            404              1,138          1,052
  Depreciation and
    amortization                    820            492              2,628          1,328
                                -------        -------            -------        -------
                                 13,463         13,038             39,827         37,462
                                -------        -------            -------        -------
Operating income                  1,573          1,196              4,153          2,470
  Interest expense                1,374          1,286              4,007          3,728
                                -------        -------            -------        -------
Net income (loss)                  $199           ($90)              $146        ($1,258)
                                ========       ========           ========       =======

---------
See accompanying notes to financial statements.

                         Mississippi - I Gaming, L.P.
                           Statements of Cash Flows

                                                                          For the nine months ended
                                                                                September 30,
                                                                        ---------------------------
                                                                            1997           1996
                                                                        ------------   ------------
                                                                         (in thousands - unaudited)
Cash flows from operating activities:
Net income (loss)                                                           $   148        $(1,259)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                               2,692          1,329
  Decrease in other receivables, net                                              3             34
  Increase in prepaid expenses and other assets                                (577)          (647)
  Decrease in other assets                                                    2,322            209
  (Decrease) increase in accounts payable                                        (9)            48
  (Decrease) increase in accrued compensation                                   (64)            13
  Decrease in accrued liabilities                                               453            208
  Increase in accrued interest payable, Boomtown, Inc.                        1,214            195
                                                                            -------        -------
      Net cash provided by operating activities                               6,182            130
                                                                            -------        -------
Cash flows from investing activities:
  Additions to property, plant and equipment                                 (5,634)        (3,190)
Cash flows from financing activities:
  Proceeds note payable, Boomtown, Inc.                                       2,389            852
  Payment notes payable, other                                               (2,993)             0
  Proceeds notes payable, other                                                   0          1,094
                                                                            -------        -------
      Net cash (used for) provided by financing activities                     (604)         1,946
                                                                            -------        -------
  Decrease in cash and cash equivalents                                         (56)        (1,114)
  Cash and cash equivalents at the beginning of the period                    3,337          3,128
                                                                            -------        -------
  Cash and cash equivalents at the end of the period                        $ 3,281        $ 2,014
                                                                            =======        =======

-------------------
See accompanying notes to financial statements.

                          Mississippi - I Gaming, L.P.
                         Notes to Financial Statements


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein has been prepared in conformity with generally accepted accounting principles. The information provided in this Quarterly Report on Form 10-Q is unaudited, and in the opinion of management reflects all normal and recurring adjustments that are necessary to present a fair statement of the financial results for the interim period.

GENERAL Mississippi - I Gaming, L.P. (the "Mississippi Partnership"), is a Mississippi limited partnership, which is majority owned and controlled by Hollywood Park, Inc. ("Hollywood Park"), through its wholly owned subsidiaries, Boomtown, Inc. ("Boomtown") and Bayview Yacht Club, Inc., which own 80% and 5%, respectively, of the Mississippi Partnership, with the remaining 15% being owned by Eric Skrmetta ("Skrmetta"). The Mississippi Partnership operates a casino, known as Boomtown ("Boomtown Biloxi"), on a 40,000-square foot barge, which is permanently moored to a land-based facility located on the historic Back Bay of Biloxi, Mississippi.

Historically, the Mississippi Partnership reported financial results with a year end of September 30. Subsequent to Hollywood Park's June 30, 1997, acquisition of Boomtown (the "Merger"), the Mississippi Partnership will be reporting results on a calendar year end of December 31.

ESTIMATES Financial statements prepared according to generally accepted accounting principles require the use of management estimates, including estimates used to evaluate the recoverability of real estate and leasehold interests held for investment. These estimates are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by management.

RECLASSIFICATIONS Certain reclassifications have been made to the 1996 balances to be consistent with the 1997 financial statement presentation.

NOTE 2 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held as of September 30, 1997, and September 30, 1996, consisted of the following:

                                                      September 30,               September 30,
                                                           1997                        1996
                                                    -------------------         -------------------
Land and land improvements                                  $   226,000                 $   226,000
Buildings and building improvements                          41,278,000                  32,864,000
Equipment                                                     9,173,000                   5,671,000
Construction in progress                                        292,000                      16,000
                                                    -------------------         -------------------
                                                             50,969,000                  38,777,000
Less accumulated depreciation                                 6,214,000                   3,106,000
                                                    -------------------         -------------------
                                                            $44,755,000                 $35,671,000
                                                    ===================         ===================

NOTE 3 -- SECURED AND UNSECURED NOTES PAYABLE

Notes payable as of September 30, 1997, and September 30, 1996, consisted of the following:

                                                         September 30,                 September 30,
                                                              1997                         1996
                                                        ---------------              ---------------
Secured notes payable                                        $3,750,000                   $  320,000
Capital lease obligations                                        57,000                    1,310,000
                                                        ---------------              ---------------
                                                              3,807,000                    1,630,000
Less current maturities                                       1,295,000                    1,570,000
                                                        ---------------              ---------------
                                                             $2,512,000                   $   60,000
                                                        ===============              ===============

As of September 30, 1997, and 1996, the Mississippi Partnership also had an outstanding note payable to Boomtown in the amounts of $44,113,000 and $41,432,000, respectively. These amounts primarily related to funds invested by Boomtown for the initial construction of the property, and the net of subsequent cash transfers to Boomtown from the Mississippi Partnership, and from Boomtown to the Mississippi Partnership. Interest on the notes payable to Boomtown was fixed at 11.5%.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

On August 6, 1997, Hollywood Park and Hollywood Park Operating Company (a wholly owned subsidiary of Hollywood Park), as co-obligors, issued $125,000,000 of Series A 9.5% Senior Subordinated Notes due 2007 (the "Notes"). The Notes are fully and unconditionally, jointly and severally, guaranteed on a senior subordinated basis by all of Hollywood Park's material subsidiaries, including Mississippi - I Gaming, L.P. This Quarterly Report is being filed pursuant to the Indenture governing the Notes as a guarantor which is not wholly owned by the issuers of the Notes.

In connection with the Merger, Hollywood Park supplied the funds to Boomtown to repurchase and retire an aggregate of approximately $102,700,000 in principal amount of Boomtown's First Mortgage Notes. The remaining balance of $1,253,000 is fully and unconditionally guaranteed by Mississippi - I Gaming, L.P.

The Mississippi Gaming Commission requires, as a condition of licensing or license renewal, gaming companies to make a one time capital investment in facilities for general public use, such as restaurants and other non-gaming facilities, equal to 25% of the initial casino construction and gaming equipment costs. The Mississippi Partnership believes that it's current land-based facility satisfies this Mississippi Gaming Commission requirement. The Mississippi Partnership expects to receive confirmation that it has met the 25% requirement during the fourth quarter of 1997, but there can be no assurance that the Mississippi Gaming Commission will not require additional expenditures, and if required, that the Mississippi Partnership will be able to satisfy or possibly receive waivers for such requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Mississippi Partnership's management, including and without limitation business interruptions due to loss of service of the gaming barge from casualty, mechanical failure, extended or extraordinary maintenance, or severe weather, potential saturation of the Biloxi gaming market, difficulties in completing integration of Hollywood Park and Boomtown, and failure to complete the conversion of the Skrmetta interest in the anticipated time frame. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review the Hollywood Park's filings with the Securities and Exchange Commission.

EXPANSION With the June 30, 1997 acquisition of Boomtown, and thus its share in the Mississippi Partnership, Hollywood Park has undertaken various expansion plans and asset acquisitions for the direct benefit of the Mississippi Partnership.

As previously stated, the Mississippi Partnership is 85% owned by Hollywood Park through its two wholly owned subsidiaries Boomtown and Bayview Yacht Club, Inc., and 15% owned by Skrmetta. Both Hollywood Park and Skrmetta have an option, exercisable over a four year period, to exchange Skrmetta's interest in the Mississippi Partnership, at Skrmetta's option for either cash and/or shares of Hollywood Park common stock with an aggregate value equal to the value of Skrmetta's 15% interest in the Mississippi Partnership, with such value determined by a formula set forth in the relevant partnership agreements. On August 13, 1997, Hollywood Park exercised this option and subsequently supplied Skrmetta with its calculation of the value of his 15% interest. Skrmetta did not agree to this valuation of his 15% interest, and Hollywood Park and Skrmetta are currently attempting to reach agreement on a value. In the event that Hollywood Park and Skrmetta are unable to reach an agreement, Hollywood Park plans to initiate arbitration proceedings.

The barge upon which Boomtown Biloxi sits, and the building shell, were owned by National Gaming Mississippi, Inc., a subsidiary of Chartwell Leisure, Inc. ("National Gaming"). The Mississippi Partnership leased these assets from National Gaming, and also contracted with National Gaming for marketing services. Lease payments made to National Gaming were 16% of adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), as defined in the relevant contract. On August 4, 1997, Hollywood Park executed an agreement pursuant to which a Hollywood Park entity purchased the assets from National Gaming for $5,250,000, payable through a down payment of approximately $1,500,000, with the balance to be paid in three equal annual installments of $1,250,000. The Adjusted EBITDA participation and other related agreements were terminated upon purchase of the assets.

In October 1997, the Mississippi Partnership exercised its option to purchase for $1,000,000 a half-acre parcel adjacent to the existing property, which is currently used for valet parking and may be used for expansion opportunities in the future.

                             RESULTS OF OPERATIONS

   Three months ended September 30, 1997, compared to the three months ended
   -------------------------------------------------------------------------
                               September 30, 1996
                               ------------------

Total revenues for the three months ended September 30, 1997, increased by $802,000, or 5.6%, as compared to the three months ended September 30, 1996. Gaming revenues increased by $793,000, or 6.3%, , primarily due to more aggressive marketing programs that drew players from nearby casinos to Boomtown Biloxi, despite minimal growth in the Biloxi gaming market. Food and beverage revenues increased by $53,000, or 6.1%, due primarily to the aforementioned marketing programs and the 1997 addition of a new full service restaurant and bakery. Other revenues decreased by $44,000, or 5.1%, primarily due to declines in the family fun center revenues (arcade and video game area).

Total operating expenses for the three months ended September 30, 1997, increased by $425,000, or 3.3%, as compared to the three months ended September 30, 1996. Gaming expenses decreased by $84,000, or 1.2%, primarily due to savings of approximately $563,000 related to restructuring of operating leases to capital leases, thus eliminating the operating lease expense during the three months ended September 30, 1997, netted against marketing costs which increased in 1997, due to the more varied and aggressive marketing efforts needed to retain and grow market share. Food and beverage expense increased by $198,000, or 19.9%, primarily related to the opening of the new full service restaurant in 1997. Depreciation and amortization increased by $328,000, or 66.7%, due to the capitalization of gaming assets previously leased under operating leases. Interest expense increased by $88,000, or 6.8%, primarily due to interest paid on additional debt due to Boomtown.

    Nine months ended September 30, 1997, compared to the nine months ended
    -----------------------------------------------------------------------
                               September 30, 1996
                               ------------------

Total revenues for the nine months ended September 30, 1997, increased by $4,048,000, or 10.1%, as compared to revenues for the nine months ended September 30, 1996. Gaming revenues increased by $3,968,000, or 11.2%, due primarily to more aggressive marketing programs, which drew players from nearby casinos to Boomtown Biloxi, despite minimal growth in the Biloxi gaming market. Food and beverage revenues increased by $121,000, or 5.1%, due to marketing promotions and a new full service restaurant which opened in 1997. Other revenues decreased by $41,000, or 1.9%, due to a decline in fun center (video and arcade complex) revenues.

Total operating expenses increased by $2,365,000, or 6.3%, during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996. Gaming expenses increased by $655,000, or 3.2%, primarily due to increased gaming taxes of approximately $583,000 (as a result of increased gaming revenues) and costs associated with the various new marketing efforts. Food and beverage expenses increased by $196,000, or 6.6%, due primarily to cost associated with operating a new full service restaurant that opened in 1997, whereas in 1996 there was only a self service deli restaurant. Other expenses increased by $86,000, or 8.2%, primarily due to the expenses associated with the General Store gift shop being included for the entire nine months of 1997, as compared to just five months of expense in the 1996 operating results. Depreciation and amortization increased by $1,300,000, or 97.9%, due primarily to the 1997 restructuring of operating leases into capital leases, and a one time $340,000 adjustment to prior period depreciation, due to shortened lives of certain assets. Interest expense increased by $279,000, or 7.5%, due to interest on capital leases and interest on additional debt due to Boomtown.

                        LIQUIDITY AND CAPITAL RESOURCES

The Mississippi Partnership's principal source of liquidity as of September 30, 1997, was cash and cash equivalents of $3,281,000. Cash and cash equivalents decreased by $56,000 during the nine months ended September 30, 1997. Cash of $6,182,000 was provided by operating activities. Cash of $5,634,000 was used in investing activities, primarily for the down payment on the barge, and normal capital expenditures. Cash used in financing activities of $604,000, included cash advances from Boomtown netted against the normal payments on notes outstanding.

The Mississippi Partnership transfers cash in excess of operating needs to Boomtown, as available. Boomtown transfers cash to the Mississippi Partnership, as needed, to fund operating needs.

As of September 30, 1997, and 1996, the Mississippi Partnership had an outstanding note payable to Boomtown in the amounts of $44,113,000 and $41,432,000, respectively. These amounts primarily related to funds invested by Boomtown for the initial construction of the property, and the net of cash transfers between the Mississippi Partnership and Boomtown. Interest on the notes payable to Boomtown was fixed at 11.5%.

On August 4, 1997, the Mississippi Partnership executed a promissory note payable to National Gaming in the amount of $3,750,000, at an interest rate equal to the prime interest rate in effect on the first day of the quarterly period. Interest is due and payable on a quarterly basis on the last day of March, June, September and December of each year. Principal payments are due and payable in three equal installments of $1,250,000, with the first payment due and payable on August 4, 1998. The principal amount of this promissory note, together with accrued interest, may be prepaid, without penalty, in whole or in part, at any time.

In the opinion of the Mississippi Partnership's management, current cash and cash equivalents, cash from operations and, if needed, cash transfers from Boomtown, will be sufficient to fund the Mississippi Partnership's cash requirements for the foreseeable future, and in any event for at least the next twelve months.

                                    PART II
                               OTHER INFORMATION

ITEM 6.A EXHIBITS
-----------------

   Exhibit
    Number                             Description of Exhibit
--------------                         ----------------------
      3.1 Articles of Incorporation of Bayview Yacht Club, Inc. are hereby incorporated by reference to Exhibit 3.21 of Hollywood Park, Inc.'s Amendment No. 1 to Registration Statement on Form S-4 dated October 30, 1997.

      3.2 By-laws of Bayview Yacht Club, Inc. are hereby incorporated by reference to Exhibit 3.22 of Hollywood Park, Inc.'s Amendment No. 1 to Registration Statement on Form S-4 dated October 30, 1997.

      3.3 Certificate of Mississippi Limited Partnership of Mississippi - I Gaming, L.P. is hereby incorporated by reference to Exhibit 3.23 of Hollywood Park, Inc.'s Amendment No. 1 of Registration Statement on Form S-4 dated October 30, 1997.

      3.4 Amended and Restated Partnership Agreement of Limited Partnership of Mississippi - I Gaming, L.P. is hereby incorporated by reference to Exhibit 10.31 to Hollywood Park, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 1997.

     27.1           Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MISSISSIPPI - I GAMING L.P.
    (Registrant)

By:    Bayview Yacht Club, Inc.
       a Mississippi corporation
Its:   General Partner



By:  /s/   G. Michael Finnigan                        November 13, 1997
   ---------------------------
           G. Michael Finnigan
           Vice President and
           Chief Financial Officer