Form 10-K405
period 1997-12-31
MISSISSIPPI I GAMING L P
filed 1998-03-30
CIK 918883

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the fiscal year ended December 31, 1997

                     Commission file number: 333-34471-06


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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None


The Registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K, and therefore is filing this form with the reduced disclosure format.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes [_]     No [X]

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                          MISSISSIPPI - I GAMING, L.P.

                               Table of Contents

                                    Part I

Item 1.   Description of Business.......................................................     1
           General......................................................................     1
           Competition..................................................................     1
           Government Regulation........................................................     1
           Federal Income Tax Matters...................................................     5
           Employees....................................................................     5
           Other........................................................................     6

Item 2.   Properties....................................................................     6

Item 3.   Legal Proceedings.............................................................     6

                                    Part II

Item 5.   Market for the Registrant's Common Equity and Related Stock Matters...........     6

Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations...............................     6
              Results of Operations.....................................................     7
              Liquidity and Capital Resources...........................................     8

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....................     9

Item 8.   Financial Statements..........................................................     9

Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure......................................     9

                                    Part IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K.............     9
          Signatures....................................................................    11

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

GENERAL Mississippi - I Gaming, L.P. (the "Mississippi Partnership"), is a Mississippi limited partnership, which is majority owned and controlled by Hollywood Park, Inc. ("Hollywood Park"), through its wholly owned subsidiaries, Boomtown, Inc. ("Boomtown") and Bayview Yacht Club, Inc., which own 80% and 5%, respectively, of the Mississippi Partnership, with the remaining 15% owned by Eric Skrmetta ("Skrmetta").

The Mississippi Partnership owns and operates a dockside casino ("Boomtown Biloxi"), which opened in July 1994. Boomtown Biloxi occupies nineteen acres on Biloxi Mississippi's historic Back Bay. The Mississippi Gulf Coast is marketed as the "Playground of the South" and has been a major tourist destination, even prior to the advent of full casino gaming in 1992. The Mississippi Gulf Coast comprises a land area of nearly 1,800 square miles, with more than 30 miles of white sand beaches fronting the Gulf of Mexico. Recent statistics indicated that on an annual basis approximately 22 million patrons visited the Gulf Coast casinos, of which 64% were drawn to the Mississippi Gulf Coast from outside the state. Boomtown Biloxi operates an "old west" themed 33,632 square foot casino, which sits on a permanently moored 400 x 110 foot barge. Boomtown Biloxi offers 1,038 slot machines and 35 table games. The land-based facility houses all non-gaming activities, including restaurants, buffets, a family video fun center and gift shops.

In October 1993, the Mississippi Partnership entered into a 99 year land lease with Eric Skrmetta ("Skrmetta") for 8.9 acres adjacent to the barge. Base rent due under the lease is a function of gaming revenues (as defined in the lease) and can range from $500,000 to $2,000,000 annually. Percentage rent is computed as 5% of gaming revenues in excess of $25,000,000, and 6% of gaming revenues over $50,000,000. Skrmetta exchanged $2,000,000 of base rent for two years for a 15% interest in the Mississippi Partnership.

On August 13, 1997, Hollywood Park exercised its option under the Mississippi Partnership Agreement to exchange Skrmetta's interest in the Mississippi Partnership, at Skrmetta's option for either cash and/or shares of Hollywood Park common stock with an aggregate value equal to the value of Skrmetta's 15% interest in the Mississippi Partnership, with such value determined by a formula set forth in the relevant Mississippi Partnership Agreement. Hollywood Park supplied Skrmetta with its calculation of the value of his 15% Mississippi Partnership interest, and Skrmetta did not agree with the valuation. Hollywood Park has initiated arbitration proceedings to settle the valuation issue.

COMPETITION The Mississippi Partnership faces significant competition from other Mississippi Gulf Coast casinos, as new competitors enter this market and existing competitors expand their operations. The Mississippi Partnership also competes, but to a lesser extent, with other casino operators in North American markets. Boomtown Biloxi is located on the Back Bay of Biloxi, which is not considered to be as advantageous as a site on the Gulf of Mexico, or the Front Bay. Several casino operators in the Mississippi Gulf Coast region have significantly greater name recognition and marketing resources. Consolidation of companies in the gaming industry could increase the concentration of large gaming companies in Mississippi. Competing casinos in the Mississippi Gulf Coast region have expanded rapidly and, as a result, the Mississippi Gulf Coast market is experiencing significant dilution in gaming win per position, and a number of casinos in the Mississippi Gulf Coast market have failed. The Imperial Palace, located adjacent to Boomtown Biloxi, opened with a casino and 1,050 room hotel in January 1998; Mirage Resorts is presently constructing a casino and 1,800 room hotel on the Front Bay; and Casino Magic Corp. is scheduled to open its Front Bay 378 room hotel in connection with its existing casino. While the Mississippi Partnership believes it has been able to effectively compete in the Mississippi Gulf Coast market, there is no assurance that increasing competition will not adversely affect the Mississippi Partnership's operations.

GOVERNMENT REGULATION Dockside casino gaming was legalized under the Mississippi Gaming Control Act (the "Mississippi Act"), which is administered by the Mississippi Gaming Commission.

The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to: (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Gaming Commission; (iv) prevent cheating and fraudulent practices; (v) provide a source of state and local revenues through taxation and licensing fees; and (vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission. Changes in Mississippi laws or regulations could have an adverse effect on the Mississippi Partnership's gaming operations.

The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. As of August 1, 1997, dockside gaming was permissible in nine of the fourteen eligible counties in Mississippi and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River or in the waters lying south of the counties along the Mississippi Gulf Coast. The law permits unlimited stakes gaming on permanently moored vessels on a 24 hour basis and does not restrict the percentage of space which may be utilized for gaming. The Mississippi Act permits substantially all traditional casino games and gaming devices and, on August 11, 1997, a Mississippi lower court ruled that the Mississippi Act also permits race books on the premises of licensed casinos. The Mississippi Gaming Commission has not yet determined whether it will appeal that decision.

Hollywood Park and any subsidiary of Hollywood Park (or partnership in which the subsidiary is a partner) that operates a casino in Mississippi (a "Mississippi Gaming Subsidiary"), is subject to the licensing and regulatory control of the Mississippi Gaming Authorities. Hollywood Park is currently registered with the Mississippi Gaming Commission as a publicly traded corporation and has been found suitable to own the stock of Boomtown, which is currently registered with the Mississippi Gaming Commission as an intermediary company. Boomtown has been found suitable to own the limited partnership interests of the Mississippi Partnership, (the operator of Boomtown Biloxi and a licensee of the Mississippi Gaming Commission), and to own the stock of the corporate general partner of the partnership. Hollywood Park is required periodically to submit detailed financial and operating reports to the Mississippi Gaming Commission and furnish any other information which the Mississippi Gaming Commission may require. If Hollywood Park is unable to continue to satisfy the registration requirements of the Mississippi Act, Hollywood Park and its Mississippi Gaming Subsidiaries cannot own or operate gaming facilities in Mississippi. Each Mississippi Gaming Subsidiary must obtain gaming licenses from the Mississippi Gaming Commission to operate casinos in Mississippi. A gaming license is issued by the Mississippi Gaming Commission subject to certain conditions, including continued compliance with all applicable state laws and regulations and physical inspection of the casinos prior to opening. There are no limitations on the number of gaming licenses which may be issued in Mississippi.

Gaming licenses are not transferable, are initially issued for a two-year period and must be renewed periodically thereafter. Boomtown Biloxi's gaming license was renewed in 1996 for a two-year period expiring June 20, 1998. No person may become a shareholder of or receive any percentage of profits from an intermediary company or a gaming licensee subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Gaming Commission. Hollywood Park has obtained such approvals in connection with the licensing of Boomtown Biloxi and the registration of Hollywood Park as a publicly traded holding company.

Certain officers and employees of Hollywood Park and the officers, directors and certain key employees of the Company's Mississippi Gaming Subsidiary must be found suitable or be investigated by the Mississippi Gaming Commission. Hollywood Park believes that findings of suitability with respect to such persons associated with Boomtown Biloxi have been applied for or obtained. However, the Mississippi Gaming

Commission in its discretion may require additional persons to file applications for suitability. Employees associated with gaming must obtain work permits that are subject to immediate suspension under certain circumstances. In addition, any person having a material relationship or involvement with Hollywood Park may be required to be found suitable or licensed, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Gaming Commission may deny an application for a license for any cause that it deems reasonable. Changes in licensed positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a license, the Mississippi Gaming Commission has jurisdiction to disapprove a change in any person's corporate position or job title, such changes must be reported to the Mississippi Gaming Commission. The Mississippi Gaming Commission has the power to require any Mississippi Gaming Subsidiary and the Company to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

At any time, the Mississippi Gaming Commission has the power to investigate and require the finding of suitability of any shareholder of record or beneficial shareholder of Hollywood Park. Mississippi law requires any person who acquires more than 5% of the common stock of a registered publicly-traded holding company to report the acquisition to the Mississippi Gaming Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of a registered publicly-traded holding company's common stock, as reported to the Securities and Exchange Commission, must apply for a finding of suitability by the Mississippi Gaming Commission and must pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation. The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered publicly traded holding company's common stock. However, the Mississippi Gaming Commission has adopted a policy that could permit certain institutional investors to beneficially own up to 10% of a public company's stock without a finding of suitability. If a shareholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. The same restrictions apply to a record owner, if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the securities of Hollywood Park beyond such time as the Mississippi Gaming Commission prescribes, may be guilty of a misdemeanor. Hollywood Park is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a shareholder or to have any other relationship with Hollywood Park or its Mississippi Gaming Subsidiaries, Hollywood Park: (i) pays the unsuitable person any dividend or other distribution upon the voting securities of Hollywood Park; (ii) recognizes the exercise, directly or indirectly, of any voting rights conferred by securities of Hollywood Park held by the unsuitable person; (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

Hollywood Park may be required to disclose to the Mississippi Gaming Commission upon request the identities of the holders of any of Hollywood Park's debt securities. In addition, the Mississippi Gaming Commission under the Mississippi Act may, in its discretion, (i) require holders of securities of registered corporations, including debt securities such as the Hollywood Park 9.5% Series A Senior Subordinated Notes due 2007 (the "Notes"), to file applications, (ii) investigate such holders, and (iii) require such holders to be found suitable to own such securities or receive distributions thereon. If the Mississippi Gaming Commission determines that a person is unsuitable to own such security, then the issuer may be sanctioned, including the loss of its approvals, if without the prior approval of the Mississippi Gaming Commission, it: (i) pays to unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities;
(iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction. Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as the Notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with such an investigation.

The Mississippi Gaming Subsidiary must maintain a current stock ledger in its principal office in Mississippi and Hollywood Park must maintain a current list of stockholders in the principal offices of the Mississippi Gaming Subsidiary which must reflect the record ownership of each outstanding share of any class of equity security issued by Hollywood Park. The stockholder list may thereafter be maintained by adding reports regarding the ownership of such securities that it receives from Hollywood Park's transfer agent. The ledger and stockholder lists must be available for inspection by the Mississippi Gaming Commission at any time. If any securities of Hollywood Park are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Hollywood Park must also render maximum assistance in determining the identity of the beneficial owners.

The Mississippi Act requires that the certificates representing securities of a publicly-traded corporation (as defined in the Mississippi Act) bear a legend to the general effect that such securities are subject to the Mississippi Act and the regulations of the Mississippi Gaming Commission. The Mississippi Gaming Commission has the power to impose additional restrictions on the holders of Hollywood Park's securities at any time. Hollywood Park has received a waiver from this legend requirement from the Mississippi Gaming Commission.

Substantially all loans, leases, sales of securities and similar financing transactions by a Mississippi Gaming Subsidiary must be reported to or approved by the Mississippi Gaming Commission. A Mississippi Gaming Subsidiary may not make an issuance or a public offering of its securities. Similarly, the equity interests of the Mississippi Gaming Subsidiary may not be pledged without the prior approval of the Mississippi Gaming Commission. Hollywood Park may not make an issuance or public offering of its securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering. Any representation to the contrary is unlawful.

Change in control of Hollywood Park through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover, and certain recapitalizations and stock purchases by Hollywood Park, cannot occur without the prior approval of the Mississippi Gaming Commission. Entities seeking to acquire control of a registered corporation must satisfy the Mississippi Gaming Commission in a variety of stringent standards prior to assuming control of such registered corporation. The Mississippi Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

Neither Hollywood Park nor any of its subsidiaries may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. The Mississippi Gaming Authorities may require determinations that, among other things, there are means for the Mississippi Gaming Authorities to have access to information concerning the out-of-state gaming operations of Hollywood Park and its affiliates. The Mississippi Gaming Commission must approve any future gaming operations of the Company outside Mississippi. The Mississippi Gaming Commission has approved Hollywood Park's operations in Nevada, California and Louisiana but must approve the Company's operations in any other jurisdictions.

If the Mississippi Gaming Commission decides that a Mississippi Gaming Subsidiary violated a gaming law or regulation, the Mississippi Gaming Commission could limit, condition, suspend or revoke the license of the Mississippi Gaming Subsidiary, subject to compliance with certain statutory and regulatory procedures. In addition, a Mississippi Gaming Subsidiary, Hollywood Park and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Gaming Commission could seek to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company and the Mississippi Gaming Subsidiary's gaming operations and Hollywood Park's results of operations.

License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which a Mississippi Gaming Subsidiary's respective operations will be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino or (iii) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less pay outs to customers as winnings) and equals 4% of gaming receipts of $50,000 or less per month, 6% of gaming receipts over $50,000 and less than $134,000 per month, and 8% of gaming receipts over $134,000. The foregoing license fees are allowed as a credit against the licensee's Mississippi income tax liability for the year paid.

In October 1994, the Mississippi Gaming Commission adopted two new regulations. Under the first regulation, as condition of licensure or license renewal, casino vessels on the Mississippi Gulf Coast that are not self-propelled must be moored to withstand a Category 4 hurricane with 155 mile-per-hour winds and 15-foot tidal surge. The Mississippi Partnership believes that it currently meets this requirement. The second regulation requires as a condition of licensure or license renewal that a gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities, the expenditures for which will amount to at least 25% of the casino cost. Such facilities shall include any of the following: a 250-room hotel of at least a two-star rating as defined by the current edition of the Mobil Travel Guide, a theme park, golf courses, marinas, tennis complex, entertainment facilities, or any other such facility as approved by the Mississippi Gaming Commission as infrastructure. Parking facilities, roads, sewage and water systems, or facilities normally provided by cities and/or counties are excluded. The Mississippi Gaming Commission may in its discretion reduce the number of rooms required, where it is shown to the Mississippi Gaming Commission's satisfaction that sufficient rooms are available to accommodate the anticipated visitor load. In late 1997, members of the senior staff of the Mississippi Gaming Commission and members of the Commission informally advised Hollywood Park that they believe that the Mississippi Partnership has complied with the infrastructure requirement. However, the Mississippi Partnership is subject to relicensing in June of 1998 and it is possible that the Mississippi Gaming Commission could require further development at Boomtown Biloxi in connection with the relicensing.

The sale of food or alcoholic beverages at Boomtown Biloxi is subject to licensing, control and regulation by the applicable state and local authorities. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the affected casino or casinos. Certain officers and managers of Hollywood Park and Boomtown Biloxi must be investigated by the Alcoholic Beverage Control Division of the State Tax Commission (the "ABC") in connection with Boomtown Biloxi's liquor permits. Changes in licensed positions must be approved by the ABC.

FEDERAL INCOME TAX MATTERS The Mississippi Partnership is not directly subject to state or federal income taxes. Any income tax liability is the responsibility of the partners.

EMPLOYEES Boomtown Biloxi has approximately 980 employees. None of Boomtown Biloxi's employees are represented by labor unions.

OTHER Information concerning backlogs, sources and availability of raw materials is not material to the understanding of the Mississippi Partnership's business.

The Mississippi Partnership does not engage in material research activities relating to development of new products, services or improvements of existing products or services.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had a material effect upon capital expenditures, earnings or the competitive position of the Mississippi Partnership.

The Mississippi Partnership does not engage in material operations in any foreign country, nor is a material portion of its sales or revenues derived from customers in any foreign country.

ITEM 2. PROPERTIES
------------------

The Mississippi Partnership owns the barge in which the Boomtown Biloxi casino operates and adjacent land based facility. The land upon which the land based facility sits is under a 99 year lease. Boomtown Biloxi covers approximately 19 acres, with all but one acre under lease. The majority of Boomtown Biloxi's parking lot is under lease for terms ranging from five to fifteen years.

The Mississippi Partnership has a ten year lease, entered into in 1994, with a five year renewal option, for 5.1 acres of submerged tidelands under the barge.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

There are no material legal proceedings currently pending against the Mississippi Partnership, nor is the Mississippi Partnership a plaintiff in any currently pending material actions.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS
---------------------------------------------------------------------------

There is no market for the equity of the Mississippi Partnership. The Mississippi Partnership files reports under the Securities and Exchange Act of 1934 due to its status as a non-wholly owned subsidiary guarantor of the 9.5% Senior Subordinated Notes due 2007 of Hollywood Park and Hollywood Park Operating Company.

The Mississippi Partnership is required to make quarterly distributions to the partners pursuant to the relevant agreements. The Mississippi Partnership is presently 85% owned by wholly owned subsidiaries of Hollywood Park and 15% owned by Skrmetta. Hollywood Park is presently in arbitration to acquire Skrmetta's 15% interest in the Mississippi Partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Mississippi Partnership's management, including without limitation risks of business interruptions due to loss of service of the gaming barge from casualty, mechanical failure, extended or extraordinary maintenance, or severe weather, and potential saturation of the Biloxi gaming market. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Annual Report on

Form 10-K are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review Hollywood Park's filings with the Securities and Exchange Commission.

                             RESULTS OF OPERATIONS

Historically the Mississippi Partnership reported financial results with a fiscal year end of September 30. As of the June 30, 1997, acquisition of Boomtown by Hollywood Park, the Mississippi Partnership reported financial results with a year end of December 31. Due to the change in reporting periods the financial results of the Mississippi Partnership were audited as of and for the nine months ended June 30, 1997, and as of and for the six months ended December 31, 1997.

Six months ended December 31, 1997 compared to the six months ended December 31,
--------------------------------------------------------------------------------
                                      1996
                                      ----

Total revenues for the six months ended December 31, 1997, increased by $2,292,000, or 8.5%, as compared to the six months ended December 31, 1996. Gaming revenues increased by $1,968,000, or 8.2%, due primarily to more aggressive marketing programs, which drew players from nearby casinos to Boomtown Biloxi, despite minimal growth in the Biloxi gaming market.

Total operating expenses increased by $761,000, or 3.0%, during the six months ended December 31, 1997 as compared to the six months ended December 31, 1996. Food and beverage costs increased by $360,000, or 18.5%, due primarily to the opening of a full service restaurant and buffet in 1997, whereas previously there was just a self service deli. Depreciation and amortization increased by $609,000, or 56.8%, due primarily to the reclassification of gaming equipment leases from operating leases to capital leases, thus generating depreciation expense, and due to the depreciation of normal capital additions. Interest expense increased by $150,000, or 56.8%, due primarily to interest on short term borrowing from Boomtown.

Nine months ended June 30, 1997 compared to the nine months ended June 30, 1996
-------------------------------------------------------------------------------

Total revenues increased by $4,737,000 or 12.8% during the nine months ended June 30, 1997 as compared to the nine months ended June 30, 1996. Gaming revenues increased by $4,582,000, or 13.9%, due primarily to Boomtown Biloxi's continued aggressive marketing to the local population of the Back Bay.

Total operating expenses increased by $2,948,000, or 8.2%, during the nine months ended June 30, 1997 as compared to the nine months ended June 30, 1996. Gaming expenses increased by $1,794,000, or 10.0%, primarily due to increased gaming taxes of approximately $550,000 (as a result of increased gaming revenues) and costs associated with the various new marketing efforts. Food and beverage expenses increased by $697,000 or 31.3%, due primarily to costs associated with operating a new full service restaurant and buffet in 1997, whereas in 1996 Boomtown Biloxi operated only a self service deli restaurant. Administrative expenses decreased by $965,000, or 7.1%, due primarily to the completion of leases for non-gaming equipment and the reclassification of operating leases to capital leases during the nine months ended June 30, 1997. Other expenses increased by $223,000, or 25.9%, due primarily to costs associated with the operation of the gift shops by Boomtown Biloxi in 1997, whereas in 1996 the gift shops were leased to a third party operator. Depreciation and amortization increased by $1,199,000, or 101%, due primarily to the 1997 restructuring of operating leases for gaming and other equipment to capital leases, and a one time $340,000 expense adjustment, due to shortened lives of certain assets. Interest expense increased by $422,000, or 12.0%, due to interest associated with the capital leases and interest on additional debt due to Boomtown.

  Year ended September 30, 1996 compared to the year ended September 30, 1995
  ---------------------------------------------------------------------------

Total revenues for the year ended September 30, 1996, increased by $4,650,000, or 10.0%, as compared to the year ended September 30, 1995. Gaming revenues increased by $3,796,000, or 9.1%, primarily a result of increased patronage generating a demand for an additional 57 slot machines in 1996. The Mississippi

Partnership benefited from the continued growth in the Mississippi Gulf Coast gaming market. Food and beverage revenues increased by $557,000, or 23.2%, a result of the increase in gaming patrons. Other revenues increased by $297,000, or 11.9%, primarily the result of the Mississippi Partnership assuming the operation of Boomtown Biloxi's gift shops in April 1996, which were previously leased to an unaffiliated operator.

Total operating expenses increased by $1,317,000, or 2.8%. Food and beverage expenses increased by $594,000, or 24.4%, primarily a result of increased marketing programs related to complimentary and discount meals for gaming patrons. Administrative expenses increased by $426,000, or 2.4%, primarily a result of increased insurance premiums and increased maintenance and repairs to maintain the quality of the facility. Other expenses increased by $193,000, or 18.5%, primarily due to opening the Mississippi Partnership operated gift shops in 1996. Depreciation and amortization increased by $345,000, or 25.8%, primarily the result of normal capital expenditures. Interest expense increased by $539,000, or 12.3%, primarily a result of increased funds borrowed from Boomtown.

                        LIQUIDITY AND CAPITAL RESOURCES

GENERAL The Mississippi Partnership's principal source of liquidity as of December 31, 1997, was cash and cash equivalents of $4,143,000. Cash and cash equivalents increased by $1,100,000 during the six months ended December 31, 1997. Cash of $4,404,000 was provided by operating activities. Cash of $3,797,000 was used in investing activities, primarily for the down payment on the barge, and normal capital expenditures. Cash provided by financing activities of $493,000, included cash advances from Boomtown netted against the normal payments on notes outstanding.

The Mississippi Partnership transfers cash in excess of operating needs to Boomtown as available, and Boomtown transfers cash to the Mississippi Partnership to fund operating requirements, as needed.

As of December 31, 1997 the Mississippi Partnership had an outstanding note payable to Boomtown in the amount of $44,454,000. This amount primarily related to funds invested by Boomtown for the initial construction of the property, and the net of cash transfers between the Mississippi Partnership and Boomtown. Interest on the notes payable to Boomtown was 11.5%, during the periods presented.

On August 4, 1997, Hollywood Park executed an agreement pursuant to which a Hollywood Park entity purchased the barge that the Boomtown Biloxi casino sits upon and the building shell for $5,250,000. A down payment of $1,500,000 was made, with the balance of $3,750,000 to be paid in three equal annual installments of $1,250,000. Interest is payable quarterly and is set at the prime interest rate as of the first day of each year.

In the opinion of the Mississippi Partnership's management, current cash and cash equivalents, cash from operations and, if needed, cash transfers from Boomtown, will be sufficient to fund the Mississippi Partnership's cash requirements for the foreseeable future, and in any event for the next twelve months.

GUARANTEE OF HOLLYWOOD PARK, INC. NOTES In August 1997, Hollywood Park and Hollywood Park Operating Company issued $125,000,000 aggregate principal amount of 9.5% Senior Subordinated Notes due 2007 (the "Notes"). Payment of the principal, interest and other amounts owing under the Notes has been unconditionally guaranteed by certain subsidiaries of Hollywood Park, including the Mississippi Partnership. For more information concerning this guaranty and the Notes, see the Indenture governing the Notes (which is incorporated herein by reference) included as Exhibit 10.37 to Hollywood Park's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

GUARANTEE OF THE BOOMTOWN, INC. FIRST MORTGAGE NOTES Boomtown repurchased and retired an aggregate of approximately $102,700,000 in principal amount of Boomtown's 11.5% First Mortgage Notes. The remaining balance of $1,253,000 is fully and unconditionally guaranteed by the Mississippi Partnership.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Mississippi Partnership does not make any investments in market risk sensitive instruments of the type described in item 305 of Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

Financial statements and accompanying footnotes are set forth on pages 15 through 23 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

On June 30, 1997, Hollywood Park acquired Boomtown and its subsidiaries, including the Mississippi Partnership, and as of this date Arthur Andersen LLP replaced Ernst & Young LLP, who was dismissed, as the principal accountant to audit the Mississippi Partnership's financial statements.

Ernst & Young LLP's independent auditors reports covering the past two years did not contain adverse opinions or disclaimers of opinion, or were they qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements between the Mississippi Partnership and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreements, if not resolved to Ernst & Young LLP's satisfaction, would have caused them to make reference in their opinion to the subject matter of the disagreements.

The change in accountants was approved by the board of directors of the Mississippi Partnership's general partner upon the approval of the acquisition of Boomtown.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  Documents filed as part of this report
      1. The financial statements and associated footnotes are set forth in the Index to Financial Statements and appear on pages 15 through 23.
      2.       Exhibits

   Exhibit
    Number                          Description of Exhibit
    ------                          ----------------------
     3.3 Certificate of Mississippi Limited Partnership of Mississippi - I Gaming, L.P. is hereby incorporated by reference to Exhibit 3.23 of Hollywood Park, Inc.'s Amendment No. 1 of Registration Statement on Form S-4 dated October 30, 1997.
     3.4 Amended and Restated Partnership Agreement of Limited Partnership of Mississippi - I Gaming, L.P. is hereby incorporated by reference to Exhibit 10.31 to Hollywood Park, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
     4.1 Indenture, dated August 1, 1997, by and among Hollywood Park, Inc., Hollywood Park Operating Company, Hollywood Park Food Services, Inc., Hollywood Park Fall Operating Company, HP/Compton, Inc., Crystal Park Hotel and Casino Development Company, LLC, HP Yakama, Inc., Turf Paradise, Inc., Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana- I Gaming, Louisiana Gaming Enterprises, Inc., Mississippi - I Gaming, L.P., Bayview Yacht Club, Inc., and The Bank of New York, as trustee, is hereby incorporated by reference to Exhibit 10.37 of Hollywood Park, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
    10.1 Amended and Restated Agreement of Limited Partnership of Mississippi - I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.31 of Hollywood Park, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
    10.2 Amended Equity Conversion Agreement, dated July 18, 1994, by and between Boomtown, Inc. and Eric Skrmetta, is hereby incorporated by reference to Exhibit 10.32 of Hollywood Park, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
    10.3 Ground Lease, dated October 19, 1993, between Raphael Skrmetta as Landlord and Mississippi- I Gaming, L.P. as Tenant, is hereby incorporated by reference to Exhibit 10.33 of Hollywood Park, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
    10.4 First Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi - I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.34 to Hollywood Park, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
    10.5 Second Amendment to Ground Lease dated October 19, 1993, between Raphael Skrmetta and Mississippi - I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.35 to Hollywood Park, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
    10.6 Purchase Agreement, dated August 1, 1997, by and among Hollywood Park, Inc., Hollywood Park Operating Company, Hollywood Park Food Services, Inc., HP/Compton,

               Inc., Crystal Park Hotel and Casino Development Company, LLC, Hollywood Park Fall Operating Company, HP Yakama, Inc., Turf Paradise, Inc., Boomtown, Inc., Boomtown Hotel & Casino, Inc., Louisiana - I Gaming, Louisiana Gaming Enterprises, Inc., Mississippi - I Gaming, L.P., Bayview Yacht Club, Inc., and the Initial Purchasers, is hereby incorporated by reference to
               Exhibit 10.36 to Hollywood Park, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
    10.7 Public Trust Tidelands Lease, dated August 15, 1994, by and between the Secretary of State on behalf of the State of Mississippi and Mississippi - I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.43 to Hollywood Park, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
    10.8 Public Trust Tidelands Lease Amendment, dated March 31, 1997, by and between the Secretary of State on behalf of the State of Mississippi and Mississippi - I Gaming, L.P., is hereby incorporated by reference to Exhibit 10.44 to Hollywood Park, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
    27.1       Financial Data Schedule

(b) Reports on Form 8-K
               None

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MISSISSIPPI - I GAMING L.P.
       (Registrant)

By:    Bayview Yacht Club, Inc.
       a Mississippi corporation
Its:   General Partner



By:    /s/ G. Michael Finnigan                            March 27, 1998
   -------------------------------
           G. Michael Finnigan
           Vice President and
           Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

BAYVIEW YACHT CLUB, INC.
       General Partner
       Mississippi - I Gaming, L.P.


By:    /s/ Timothy J. Parrott                             March 27, 1998
   -------------------------------
           Timothy J. Parrott
           Director, Chairman and Chief
           Executive Officer



By:    /s/ Robert F. List                                 March 27, 1998
   -------------------------------
           Robert F. List
           Director, Secretary
           and Treasurer

                         MISSISSIPPI - I GAMING, L.P.

                         Index to Financial Statements
              as of the dates and for the periods indicated below


Reports of Independent Public Accountants
  Report of Ernst & Young LLP
  Report of Arthur Andersen LLP

Balance Sheets as of December 31, 1997, June 30, 1997
  and September 30, 1996..................................................  15

Statements of Operations for the six months ended
  December 31, 1997, for the nine months ended
  June 30, 1997 and 1996, and the years ended
  September 30, 1996 and 1995.............................................  16

Statements of Partners' Deficit for the years ended
  September 30, 1995 and 1996 the nine months ended
  June 30, 1997, and the six months ended December 31, 1997...............  17

Statements of Cash Flows for the six months ended
  December 31, 1997, for the nine months ended
  June 30, 1997 and 1996, and the years ended
  September 30, 1996 and 1995.............................................  18

Notes to Financial Statements.............................................  19

Schedules not included herewith have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

               Report of Ernst & Young LLP, Independent Auditors


The Executive Committee
Mississippi - I Gaming, L.P.,
a Mississippi Limited Partnership


We have audited the accompanying balance sheet of Mississippi - I Gaming, L.P. (the "Mississippi Partnership"), a Mississippi limited partnership, as of September 30, 1996, and the related statements of operations, partners' capital (deficit) and cash flows for the years ended September 30, 1996 and 1995. These financial statements are the responsibility of the Mississippi Partnership's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Mississippi Partnership at September 30, 1996, and the results of its operations and its cash flows for the years ended September 30, 1996 and 1995, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP
New Orleans, Louisiana
October 31, 1996

              Report of Arthur Andersen LLP, Independent Auditors


The Executive Committee
Mississippi - I Gaming, L.P.
a Mississippi Limited Partnership:


We have audited the accompany balance sheets of Mississippi - I Gaming, L.P. (the "Mississippi Partnership"), a Mississippi limited partnership, as of December 31, 1997 and June 30, 1997, and the related statements of operations, partners' capital (deficit) and cash flows for the six months ended December 31, 1997, and for the nine months ended June 30, 1997. These financial statements are the responsibility of the Mississippi Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Mississippi Partnership as of December 31, 1997 and June 30, 1997, and the results of its operations and its cash flows for the six months ended December 31, 1997, and for the nine months ended June 30, 1997, in conformity with generally accepted accounting principles.

                                                             Arthur Andersen LLP

New Orleans, Louisiana
February 18, 1998

                         Mississippi - I Gaming, L.P.
                                Balance Sheets

                                                                                 As of
                                                         ------------------------------------------------------
                                                         December 31,           June 30,          September 30,
                                                            1,997                1,997                1,996
                                                         -----------          ------------         ------------
                                                                             (in thousands)
               ASSETS
Current Assets:
  Cash and cash equivalents                                  $ 4,143               $ 3,043              $ 2,907
  Other receivables, net                                         113                    61                  148
  Prepaid expenses and other assets                            1,614                 2,431                2,947
                                                         -----------           -----------          -----------
    Total current assets                                       5,870                 5,535                6,002

  Property, plant and equipment, net                          45,576                37,490               35,671
  Other assets                                                 2,068                 4,319                4,479
                                                         -----------           -----------          -----------
                                                             $53,514               $47,344              $46,152
                                                         ===========           ===========          ===========

---------------------------------------------------------------------------------------------------------------

          LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
  Accounts payable                                           $   670               $   732              $   481
  Accrued compensation                                           923                 1,049                  765
  Accrued liabilities                                          3,250                 3,437                2,918
  Accrued interest payable, Boomtown, Inc.                     4,989                 2,910                2,651
  Current portion of notes payable, Boomtown, Inc.            44,454                42,465               41,432
  Current portion of notes payable, other                      1,292                 1,519                1,570
                                                         -----------           -----------          -----------
    Total current liabilities                                 55,578                52,112               49,817

Notes payable, other                                           2,504                    23                   60

Commitments and contingencies

Partners' deficit:
  General partner                                                 11                     0                    0
  Limited partners                                            (4,579)               (4,791)              (3,725)
                                                         -----------           -----------          -----------
    Total partners' deficit                                   (4,568)               (4,791)              (3,725)
                                                         -----------           -----------          -----------
                                                             $53,514               $47,344              $46,152
                                                         ===========           ===========          ===========

________________
See accompanying notes to financial statements

                         Mississippi - I Gaming, L.P.
                           Statements of Operations

                                                   Six months
                                                     ended
                                                   December 31,     Nine months ended June 30,       Years ended September 30,
                                                                    ----------------------------     ---------------------------
                                                      1997              1997             1996          1996              1995
                                                   -----------      -----------       ----------     ---------         ---------
                                                                                    (unaudited)
                                                                                  (In thousands)
REVENUES:
 Gaming                                             $25,998           $ 37,541        $ 32,959        $ 45,471          $ 41,675
 Food and beverage                                    1,752              2,231           2,092           2,953             2,396
 Other                                                1,531              1,910           1,894           2,796             2,499
                                                   --------         ----------        --------       ---------         ---------
                                                     29,281             41,682          36,945          51,220            46,570
                                                   --------         ----------        --------       ---------         ---------
EXPENSES:
 Gaming                                              14,010             19,819          18,025          24,712            24,953
 Food and beverage                                    2,303              2,921           2,224           3,032             2,438
 Administrative                                       7,551             12,650          13,615          18,228            17,802
 Other                                                  751              1,084             861           1,239             1,046
 Depreciation and amortization                        1,682              2,390           1,191           1,683             1,338
                                                   --------         ----------        --------       ---------         ---------
                                                     26,297             38,864          35,916          48,894            47,577
                                                   --------         ----------        --------       ---------         ---------
Operating income (loss)                               2,984              2,818           1,029           2,326            (1,007)
 Interest expense                                     2,761              3,940           3,518           4,904             4,365
                                                   --------         ----------        --------       ---------         ---------
Net income (loss)                                   $   223            ($1,122)        ($2,489)        ($2,578)          ($5,372)
                                                   ========         ==========        ========       =========         =========
Net income (loss) allocated to partners:
 General partner                                    $    11               ($56)           ($49)           ($54)            ($166)
 Limited parnters                                       212             (1,066)         (2,440)         (2,524)           (5,206)
                                                   --------         ----------        --------       ---------         ---------
                                                    $   223            ($1,122)        ($2,489)        ($2,578)          ($5,372)
                                                   ========         ==========        ========       =========         =========

_________
See accompanying notes to financial statements.

                         Mississippi - I Gaming, L.P.
                   Statements of Parnters' Capital (Deficit)


                    Years ended September 30, 1995 and 1996
                      the nine months ended June 30, 1997
                  and the six months ended December 31, 1997

                                                                                        Total
                                                         Limited Partners             Partners'
                                                  ----------------------------
                                     General       Boomtown,                          Capital
                                     Partner         Inc.              Other         (Deficit)
                                   ----------     -----------       ----------     -------------
                                                            (in thousands)
BALANCES AT SEPTEMBER 30, 1994          $  24        $    467          $    38          $    529
  Capital contributions                   142               0            2,000             2,142
  Net loss                               (166)         (2,741)          (2,465)           (5,372)
                                   ----------     -----------       ----------     -------------
BALANCES AT SEPTEMBER 30, 1995              0          (2,274)            (427)           (2,701)
  Capital contributions                    54               0            1,500             1,554
  Net loss                                (54)           (863)          (1,661)           (2,578)
                                   ----------     -----------       ----------     -------------
BALANCES AT SEPTEMBER 30, 1996              0          (3,137)            (588)           (3,725)
  Capital contributions                    56               0                0                56
  Net loss                                (56)           (898)            (168)           (1,122)
                                   ----------     -----------       ----------     -------------
BALANCES AT JUNE 30, 1997                   0          (4,035)            (756)           (4,791)
  Net income                               11             179               33               223
                                   ----------     -----------       ----------     -------------
BALANCES AT DECEMBER 31, 1997           $  11         ($3,856)           ($723)          ($4,568)
                                   ==========     ===========       ==========     =============




See accompanying notes to financial statements

                         Mississippi - I Gaming, L.P.
                           Statements of Cash Flows

                                                            For the six
                                                           months ended    For the nine months ended      For the years ended
                                                            December 31,            June 30,                  September 30,
                                                                           --------------------------    ----------------------
                                                                1997           1997          1996           1996        1995
                                                             -----------   ------------  ------------    ----------  ----------
                                                                                          (unaudited)
                                                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $   223        ($1,122)      ($2,489)     ($2,578)     ($5,372)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
 Lease expense recorded in exchange for
   limited partner interest                                           0              0         1,500        1,500        2,000
 Depreciation and amortization                                    1,682          2,390         1,191        1,683        1,338
 Loss on sale of property and equipment                              27            142             0           35          146
 (Increase) decrease in other receivables, net                      (52)            87             0          (93)         212
 Decrease (increase) in prepaid expenses and other assets           817            510          (331)        (551)         373
 Decrease (increase) in other assets                                  3            143           329       (2,295)          (1)
 (Decrease) increase in accounts payable                            (62)           250            18           15         (211)
 (Decrease) increase in accrued compensation                       (126)           284           341          266          214
 (Decrease) increase in accrued liabilities                        (187)           345           283          129        1,599
 Increase (decrease) in accrued interest payable,                 2,079            259          (665)         252        1,639
  Boomtown, Inc.
                                                             -----------   ------------  ------------    ----------  ----------
   Net cash provided by (used in) operating activities            4,404          3,288           177       (1,637)       1,937
                                                             -----------   ------------  ------------    ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                      (3,814)        (1,813)       (2,890)      (1,359)      (2,049)
 Proceeds from sale of property and equipment                        17             17           212            0           34
                                                             -----------   ------------  ------------    ----------  ----------
   Net cash used in investing activities                         (3,797)        (1,796)       (2,678)      (1,359)      (2,015)
                                                             -----------   ------------  ------------    ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Note payable, Boomtown, Inc., net                                1,989          1,089         3,365        3,814        1,033
 Payment notes payable, other                                    (1,496)        (2,445)       (2,762)        (839)        (253)
 Proceeds notes payable, other                                        0              0         1,538            0          857
                                                             -----------   ------------  ------------    ----------  ----------
   Net cash (used for) provided by financing activities             493         (1,356)        2,141        2,975        1,637
                                                             -----------   ------------  ------------    ----------  ----------
 Increase (decrease) in cash and cash equivalents                 1,100            136          (360)         (21)       1,559
 Cash and cash equivalents at the beginning of the period         3,043          2,907         2,928        2,928        1,369
                                                             -----------   ------------  ------------    ----------  ----------
 Cash and cash equivalents at the end of the period             $ 4,143         $3,043        $2,568       $2,907       $2,928
                                                             ===========   ============  ============    ==========  ==========

_____________
See accompanying notes to financial statements.

                         Mississippi - I Gaming, L.P.
                         Notes to Financial Statements

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein has been prepared in conformity with generally accepted accounting principles. The information provided in this Annual Report on Form 10-K in the opinion of management reflects all normal and recurring adjustments that are necessary to present a fair statement of the financial results.

GENERAL Mississippi - I Gaming, L.P. (the "Mississippi Partnership"), is a Mississippi limited partnership, which is majority owned and controlled by Hollywood Park, Inc. ("Hollywood Park"), through its wholly owned subsidiaries, Boomtown, Inc. ("Boomtown") and Bayview Yacht Club, Inc., which own 80% and 5%, respectively, of the Mississippi Partnership, with the remaining 15% owned by Eric Skrmetta ("Skrmetta").

The Mississippi Partnership owns and operates a casino ("Boomtown Biloxi"), which opened in July 1994. Boomtown Biloxi occupies nineteen acres on Biloxi Mississippi's historic Back Bay. The Mississippi Gulf Coast is marketed as the "Playground of the South" and has been a major tourist destination, even prior to the advent of full casino gaming in 1992. The Mississippi Gulf Coast comprises a land area of nearly 1,800 square miles, with more than 30 miles of white sand beaches fronting the Gulf of Mexico. Recent statistics indicated that on an annual basis approximately 22 million patrons visited the Gulf Coast casinos, of which 64% were drawn to the Mississippi Gulf Coast from outside the state. Boomtown Biloxi operates an "old west" themed 33,632 square foot casino, which sits on a permanently moored 400 x 110 foot barge. Boomtown Biloxi offers 1,038 slot machines and 35 table games. The land-based facility houses all non-gaming activities, including restaurants, buffets, a family video fun center and gift shops.

On August 13, 1997, Hollywood Park exercised its option under the Mississippi Partnership Agreement to exchange Skrmetta's interest in the Mississippi Partnership, at Skrmetta's option for either cash and/or shares of Hollywood Park common stock with an aggregate value equal to the value of Skrmetta's 15% interest in the Mississippi Partnership, with such value determined by a formula set forth in the relevant Mississippi Partnership Agreement. Hollywood Park supplied Skrmetta with its calculation of the value of his 15% Mississippi Partnership interest, and Skrmetta did not agree with the valuation. Hollywood Park has initiated arbitration proceedings to settle the valuation issue.

Historically, the Mississippi Partnership reported financial results with a year end of September 30. Subsequent to Hollywood Park's June 30, 1997 acquisition of Boomtown (the "Merger"), the Mississippi Partnership will be reporting results on a calendar year end of December 31.

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

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment is being depreciated using the straight line method over estimated useful lives, ranging from three to thirty-five years. Effective July 1, 1997, the Mississippi Partnership revised the estimated useful lives of building improvements from thirty-five years to twenty years. For the six months ended December 31, 1997, the effect of this change caused a decrease in net income of approximately $60,000.

CASH FLOWS Cash and cash equivalents consisted of cash in the bank, certificates of deposit and short term investments with original maturities of 90 days or less.

INCOME TAXES The Mississippi Partnership is not subject to state or federal income taxes. The Mississippi Partnership's income or loss is allocated to the partners and included in their respective income tax returns.

GAMING REVENUES AND PROMOTIONAL ALLOWANCES In accordance with industry practices, the Mississippi Partnership recognized gaming revenues, as the net win from gaming activities, which is the difference between gaming wins and losses. Revenues in the accompanying statements of operations exclude the retail value of food, beverage and other promotional allowances which are provided to patrons without charge. The estimated cost of providing such promotional allowances which are reported as gaming expenses, for the six months ended December 31, 1997, the nine months ended June 30, 1997 and 1996, and the years ended September 30, 1996, and 1995, were $2,067,000, $2,905,000,
$2,824,000, $3,832,000 and $3,116,000, respectively.

RECLASSIFICATIONS Certain reclassifications have been made to prior periods to be consistent with the 1997 financial statement presentation.

NOTE 2 -- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest during the six months ended December 31, 1997, the nine months ended June 30, 1997 and 1996, and the years ended September 30, 1996 and 1995 was $173,000, $248,000, $44,000, $116,000 and $85,000, respectively.

NOTE 3 -- CURRENT PREPAID EXPENSES AND OTHER ASSETS AND LONG TERM OTHER ASSETS

Current prepaid expenses and other assets as of December 31, 1997, June 30, 1997 and September 30, 1996, consisted of the following:

                                                           December 31,                June 30,               September 30,
                                                               1997                      1997                      1996
                                                     ----------------------    ----------------------    ----------------------
                                                                                   (in thousands)
     Prepaid insurance                                               $  405                    $  194                    $  789
     Land lease, related party                                            0                       500                       500
     Tidelands lease                                                    213                       425                       394
     Other prepaid leases                                               184                       286                       339
     Inventories                                                        382                       358                       363
     Prepaid taxes and licenses                                         150                       258                       184
     Other current assets                                               280                       410                       378
                                                       ----------------------    ----------------------    ----------------------
                                                                     $1,614                    $2,431                    $2,947
                                                       ======================    ======================    ======================


Long term other assets as of December 31, 1997, June 30, 1997 and September 30, 1996, consisted of the following:

                                                           December 31,                June 30,               September 30,
                                                              1997                       1997                     1996
                                                     ----------------------     ----------------------   ----------------------
                                                                                    (in thousands)
     Prepayment of property lease                                    $    0                    $2,113                    $2,188
     Land lease, related party                                        2,000                     2,000                     2,000
     Other assets                                                        68                       206                       291
                                                     ----------------------    ----------------------    ----------------------
                                                                     $2,068                    $4,319                    $4,479
                                                     ======================    ======================    ======================

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held as of December 31, 1997, June 30, 1997, and September 30, 1996 consisted of the following:

                                                           December 31,                June 30,               September 30,
                                                               1997                      1997                      1996
                                                      ----------------------    ----------------------    ----------------------
                                                                                    (in thousands)
     Land and land improvements                                     $ 1,236                   $   226                   $   226
     Buildings and building improvements                             41,313                    33,436                    32,864
     Equipment                                                        9,998                     8,994                     5,671
     Construction in progress                                            46                       267                        16
                                                      ----------------------    ----------------------    ----------------------
                                                                     52,593                    42,923                    38,777
     Less accumulated depreciation                                    7,017                     5,433                     3,106
                                                      ----------------------    ----------------------    ----------------------
                                                                    $45,576                   $37,490                   $35,671
                                                      ======================    ======================    ======================

NOTE 5 -- SECURED AND UNSECURED NOTES PAYABLE

Notes payable as of December 31, 1997, June 30, 1997, and September 30, 1996, consisted of the following:

                                                           December 31,                June 30,               September 30,
                                                               1997                      1997                      1996
                                                      ----------------------    ----------------------    ----------------------
                                                                                    (in thousands)
     Secured notes payable                                           $3,750                    $   83                    $  320
     Capital lease obligations                                           46                     1,459                     1,310
                                                      ----------------------    ----------------------    ----------------------
                                                                      3,796                     1,542                     1,630
     Less current maturities                                          1,292                     1,519                     1,570
                                                      ----------------------    ----------------------    ----------------------
                                                                     $2,504                    $   23                    $   60
                                                      ======================    ======================    ======================

As of December 31, 1997, June 30, 1997, and September 30, 1996, the Mississippi Partnership also had an outstanding note payable to Boomtown in the amounts of $44,454,000, $42,465,000 and $41,432,000, respectively. These amounts primarily related to funds invested by Boomtown for the initial construction of the property, and the net of subsequent cash transfers to Boomtown from the Mississippi Partnership, and from Boomtown to the Mississippi Partnership. Interest on the notes payable to Boomtown was fixed at 11.5%.

On August 4, 1997, Hollywood Park executed an agreement pursuant to which a Hollywood Park entity purchased the barge that the Boomtown Biloxi casino sits upon and the building shell for $5,250,000, payable by a down payment of approximately $1,500,000, with the balance of $3,750,000 to be paid in three equal annual installments of $1,250,000. Interest is payable quarterly and is set at the prime interest rate as of the first day each year.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

DEBT GUARANTEES On August 6, 1997, Hollywood Park and Hollywood Park Operating Company (a wholly owned subsidiary of Hollywood Park), as co-obligors, issued $125,000,000 of Series A 9.5% Senior Subordinated Notes due 2007 (the "Notes"). The Notes are fully and unconditionally, jointly and severally, guaranteed on a senior subordinated basis by all of Hollywood Park's material subsidiaries, including Mississippi - I Gaming, L.P. This Annual Report is being filed pursuant to the Indenture governing the Notes as a guarantor which is not wholly owned by the issuers of the Notes.

Boomtown repurchased and retired an aggregate of approximately $102,700,000 in principal amount of Boomtown's First Mortgage Notes. The remaining balance of $1,253,000 is fully and unconditionally guaranteed by Mississippi - I Gaming, L.P.

LEASES WITH RELATED PARTIES The Mississippi Partnership leases land from Skrmetta for use by Boomtown Biloxi. The lease term is 99 years and is cancelable upon one year's notice. The lease called for an initial deposit by the Mississippi Partnership of $2,000,000 and for annual base lease rent payments of $2,000,000 and percentage rent equal to 5.0% of adjusted gaming win (as defined in the lease) over $25,000,000. Skrmetta agreed to provide the land, free of annual base rent, for two years in exchange for a 15% interest in the Mississippi Partnership. During the six months ended December 31, 1997, the nine months ended June 30, 1997 and 1996, and the years ended September 30, 1996 and 1995, the Mississippi Partnership paid lease rent to Skrmetta of $1,505,000, $2,198,000, $1,997,000, $2,934,000 and $2,711,000, respectively.

BARGE LEASE On August 4, 1997, Hollywood Park executed an agreement to purchase the barge that Boomtown Biloxi sits upon and the associated building shell for $5,250,000. The Mississippi Partnership had been leasing these assets. The Mississippi Partnership made a down payment of $1,500,000 upon signing the agreement, with the balance payable in three equal annual installments of $1,250,000 with interest set at the prime rate as of the first day of each quarter.

TIDELANDS LEASE The Mississippi Partnership leases 5.1 acres of submerged tidelands at the Boomtown Biloxi site from the State of Mississippi. The lease has a ten year term, (entered into in 1994) with a five year option to renew. Lease rent for each of the first three years of the lease was $525,000, and will be $425,000 for the next two years. Rent for the balance of the lease term will be determined in accordance with Mississippi law, based on an appraisal the State of Mississippi will obtain.

The aggregate future minimum annual lease commitments as of December 31, 1997, under operating leases having non-cancelable terms in excess of one year are as follows:

                                                       (in thousands)
     1998                                                        $1,214
     1999                                                           666
     2000                                                           378
     2001                                                           340
     2002                                                           342
     Thereafter                                                     529

OTHER The Mississippi Gaming Commission requires, as a condition of licensing or license renewal, gaming companies to make a one time capital investment in facilities for general public use, such as restaurants and other non-gaming facilities, equal to 25% of the initial casino construction and gaming equipment costs. On October 26, 1997, the Mississippi Partnership received verbal notification that its current land-based facility satisfies the Mississippi Commission's requirement. However, the Mississippi Partnership's gaming license must be renewed in June 1998, and it is possible that the Mississippi Gaming Commission could require further development at Boomtown Biloxi in connection with the renewal.

NOTE 7 -- ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

Whenever there are recognized events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable, management reviews the asset for possible impairment. In accordance with current accounting standards, management uses estimated expected future cash flows (undiscounted and excluding interest costs, and grouped at the lowest level for which there are identifiable cash flows that are as dependent as possible of other asset groups) to measure the recoverability of the asset. If the expected future net cash flows are less than the carrying amount of the asset, an impairment loss would be recognized. An impairment loss would be measured as the amount by which the carrying amount of the asset exceeded the fair value of the asset, with the fair value measured as the amount at which the asset could be bought or sold in a current transaction between willing parties, other than in a forced liquidation sale. The estimation of expected future cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future net cash flows, market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions used in the impairment review analysis the changes could result in an adjustment to the carrying amount of the assets, but at no time would previously recognized impairment losses be restored.

               Report of Ernst & Young LLP, Independent Auditors


The Executive Committee
Mississippi - I Gaming, L.P.
a Mississippi Limited Partnership


We have audited the financial statements of Mississippi - I Gaming, L.P. (the "Mississippi Partnership"), a Mississippi limited partnership, as of September 30, 1996, and for the years ended September 30, 1996 and 1995, and have issued our report thereon dated October 31, 1996 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the information included in
Schedule II - Valuation and Qualifying Accounts for the year ended September 30, 1996 included in this Annual Report on Form 10-K. This schedule is the responsibility of the Mississippi Partnership's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the information for the year ended September 30, 1996 included in the financial statement schedule referred to above, when considered in relation to the basic financial statements, referred to above, taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               Ernst & Young LLP

New Orleans, Louisiana
October 31, 1996

                   Report of Independent Public Accountants
                        on Financial Statement Schedule

To: Mississippi - I Gaming, L.P.

We have audited, in accordance with generally accepted auditing standards, the financial statements of Mississippi - I Gaming, L.P. and have issued our report thereon dated February 18, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Mississippi - I Gaming, L.P.'s management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. With respect to the periods ended June 30, and December 31, 1997 this schedule had been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             Arthur Andersen LLP

New Orleans, Louisiana
February 18, 1998

                         Mississippi - I Gaming, L.P.
                Schedule II - Valuation and Qualifying Accounts
                                (in thousands)

ALLOWANCE FOR BAD DEBTS:
 Balance as of September 30, 1995                ($16)
  Charges to expense                              (92)
  Write offs                                       74
                                             --------
 Balance as of September 30, 1996                 (34)
  Charges to expense                              (82)
  Write offs                                      (83)
                                             --------
 Balance as of June 30, 1997                      (33)
  Charges to expense                              (58)
  Write offs                                       67
                                             --------
 Balance as of December 31, 1997                 ($24)
                                             ========

                         MISSISSIPPI - I GAMING, L.P.


Exhibit
Number                        Exhibit Index                 Page
------                        -------------                 ----
  27.1                      Financial Data Schedule           1