Form 10-Q
period 1998-03-31
MISSISSIPPI I GAMING L P
filed 1998-05-13
CIK 918883

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                 For the quarterly period ended March 31, 1998

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



The Registrant believes that it meets the conditions set forth in General Instruction H(1)(A) and (B) of Form 10-Q, and therefore is filing this form with the reduced disclosure format based on previous no-action positions taken by the Securities and Exchange Commission.


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes [ ]     No [X]

                         Mississippi - I Gaming, L.P.

                               Table of Contents



                                    Part I


Item 1.   Financial Information
            Balance Sheets as of March 31, 1998, and December 31, 1997.........1
            Statements of Operations for the three months ended
             March 31, 1998 and 1997...........................................2
            Statements of Cash Flows for the three months ended
             March 31, 1998 and 1997...........................................3
            Notes to Financial Statements......................................4

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations
           Results of Operations...............................................7
           Liquidity and Capital Resources.....................................8

                                    Part II

Item 6.a  Exhibits.............................................................8

          Signatures...........................................................9

Item 1. Financial Information
-----------------------------

                         Mississippi - I Gaming, L.P.
                                Balance Sheets

                                                                 As of
                                                     ------------------------------
                                                      March 31,        December 31,
                                                        1998               1997
                                                     ------------      ------------
                                                              (in thousands)
                                                       (unaudited)
                 Assets
Current Assets:
  Cash and cash equivalents                             $ 4,830           $ 4,143
  Other receivables, net                                     48               113
  Prepaid expenses and other assets                       1,723             1,614
                                                        -------           -------
    Total current assets                                  6,601             5,870

  Property, plant and equipment, net                     45,053            45,576
  Other assets                                            2,066             2,068
                                                        -------           -------
                                                        $53,720           $53,514
                                                        =======           =======
---------------------------------------------------------------------------------

   Liabilities and Partners' Deficit
Current Liabilities:
  Accounts payable                                      $   507           $   670
  Accrued compensation                                      885               923
  Accrued liabilities                                     3,130             3,250
  Accrued interest payable, Boomtown, Inc.                5,095             4,989
  Current portion of notes payable, Boomtown, Inc.       44,663            44,454
  Current portion of notes payable, other                 1,285             1,292
                                                        -------           -------
    Total current liabilities                            55,565            55,578

Notes payable, other                                      2,500             2,504

Commitments and contingencies

Partners' deficit:
  General partner                                            22                11
  Limited partners                                       (4,367)           (4,579)
                                                        -------           -------
    Total partners' deficit                              (4,345)           (4,568)
                                                        -------           -------
                                                        $53,720           $53,514
                                                        =======           =======

----
See accompanying notes to financial statements.

                         Mississippi - I Gaming, L.P.
                           Statements of Operations

                                             For the three months ended
                                                       March 31,
                                             --------------------------
                                                1998            1997
                                             ----------      ----------
                                              (in thousands - unaudited)
Revenues:
  Gaming                                       $14,030         $13,101
  Food and beverage                              1,163             737
  Other                                            680             615
                                               -------         -------
                                                15,873          14,453
                                               -------         -------
Expenses:
  Gaming                                         7,646           7,388
  Food and beverage                              1,440             894
  Administrative                                 3,857           3,594
  Other                                            377             356
  Depreciation and amortization                    882             732
                                               -------         -------
                                                14,202          12,964
                                               -------         -------
Operating income                                 1,671           1,489
  Interest expense                               1,448           1,314
                                               -------         -------
Net income                                     $   223         $   175
                                               =======         =======
Net income allocated to partners:
  General partner                              $    11         $     9
  Limited partners                                 212             166
                                               -------         -------
                                               $   223         $   175
                                               =======         =======

----
See accompanying notes to financial statements.

                         Mississippi - I Gaming, L.P.
                           Statements of Cash Flows

                                                                 For the three months ended
                                                                           March 31,
                                                                 --------------------------
                                                                    1998            1997
                                                                 ----------      ----------
                                                                 (in thousands - unaudited)
Cash flows from operating activities:
Net income                                                          $  223          $  175
Adjustments to reconcile net income to net cash provided by
    operating activities:
  Depreciation and amortization                                        882             732
  Loss on sale of property and equipment                               (40)              0
  Decrease (increase) in other receivables, net                         65            (121)
  Increase in prepaid expenses and other assets                       (109)           (315)
  Decrease in other assets                                               2              35
  (Decrease) increase in accounts payable                             (163)             76
  Decrease in accrued compensation                                     (38)           (318)
  (Decrease) increase in accrued liabilities                          (120)            121
  Increase (decrease) in accrued interest payable, Boomtown, Inc.      106             (44)
                                                                    ------          ------
      Net cash provided by operating activities                        808             341
                                                                    ------          ------
Cash flows from investing activities:
  Additions to property, plant and equipment                          (425)           (452)
  Proceeds from sale of property and equipment                         106               0
                                                                    ------          ------
      Net cash used in investing activities                           (319)           (452)
                                                                    ------          ------
Cash flows from financing activities:
  Note payable, Boomtown, Inc., net                                    209             358
  Payment notes payable, other                                         (11)           (747)
                                                                    ------          ------
      Net cash provided by (used for) financing activities             198            (389)
                                                                    ------          ------
  Increase (decrease) in cash and cash equivalents                     687            (500)
  Cash and cash equivalents at the beginning of the period           4,143           3,337
                                                                    ------          ------
  Cash and cash equivalents at the end of the period                $4,830          $2,837
                                                                    ======          ======

----
See accompanying notes to financial statements.

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

The financial information included in this Quarterly Report on Form 10-Q has been prepared in conformity with generally accepted accounting principles. The information furnished herein is unaudited; however, in the opinion of management it reflects all normal and recurring adjustments that are necessary to present a fair presentation of the financial results for this interim period. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates that at year end. This Quarterly Report on Form 10-Q does not include certain footnotes and financial presentations normally presented annually and should be read in conjunction with the Mississippi Partnership's 1997 Annual Report on Form 10-K.

Historically, the Mississippi Partnership reported financial results with a year end of September 30. Subsequent to Hollywood Park's June 30, 1997 acquisition of Boomtown, the Mississippi Partnership will be reporting results on a calendar year end of December 31.

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

GAMING REVENUES AND PROMOTIONAL ALLOWANCES In accordance with industry practices, the Mississippi Partnership recognized gaming revenues, as the net win from gaming activities, which is the difference between gaming wins and losses. Revenues in the accompanying statements of operations exclude the retail value of food, beverage and other promotional allowances which are provided to patrons without charge. The estimated cost of providing such promotional allowances which are reported as gaming expenses, for the three months ended March 31, 1998 and 1997, was $1,331,000 and $1,084,000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF
Whenever there are recognized events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable, management reviews the asset for possible impairment. In accordance with current accounting standards, management uses estimated expected future net cash flows (undiscounted and excluding interest costs, and grouped at the lowest level for which there are identifiable cash flows that are as independent as possible of other asset groups) to measure the recoverability of the asset. If the expected future net cash flows are less than the carrying amount of the asset an impairment loss would be recognized. An impairment loss would be measured as the amount by which the carrying amount of the asset exceeded the fair value of the asset, with fair value measured as the amount at which the asset could be bought or sold in a current transaction between willing parties, other than in a forced liquidation sale. The estimation of expected future net cash flows is inherently uncertain and relies to a considerable extent on assumptions regarding current and future net cash flows, market conditions, and the availability of capital. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis the changes could result in an adjustment to the carrying amount of the asset, but at no time would previously recognized impairment losses be restored.

RECLASSIFICATIONS Certain reclassifications have been made to the 1997 balances to be consistent with the 1998 financial statement presentation.

NOTE 2 -- CURRENT PREPAID EXPENSES AND OTHER ASSETS AND LONG TERM OTHER ASSETS

Current prepaid expenses and other assets as of March 31, 1998 and December 31, 1997 consisted of the following:

                                            March 31,         December 31,
                                              1998               1997
                                       ------------------  ------------------
                                                   (in thousands)
       Prepaid insurance                            $200                $405
       Land lease, related party                     500                   0
       Tidelands lease                               106                 213
       Other prepaid leases                          169                 184
       Inventories                                   445                 382
       Prepaid taxes and licenses                     94                 150
       Other current assets                          209                 280
                                       ------------------  ------------------
                                                  $1,723              $1,614
                                       ==================  ==================

Long term other assets as of March 31, 1998 and December 31, 1997 consisted of the following:

                                            March 31,         December 31,
                                              1998               1997
                                       ------------------  ------------------
                                                   (in thousands)
       Land lease, related party                  $2,000              $2,000
       Other assets                                   66                  68
                                       ------------------  ------------------
                                                  $2,066              $2,068
                                       ==================  ==================

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held as of March 31, 1998 and December 31, 1997 consisted of the following:

                                            March 31,         December 31,
                                              1998               1997
                                       ------------------  ------------------
                                                   (in thousands)
       Land and land improvements                 $1,236              $1,236
       Buildings and building improvements        41,382              41,313
       Equipment                                  10,260               9,998
       Construction in progress                       20                  46
                                       ------------------  ------------------
                                                  52,898              52,593
       Less accumulated depreciation               7,845               7,017
                                       ------------------  ------------------
                                                 $45,053             $45,576
                                       ==================  ==================

NOTE 4 -- SECURED AND UNSECURED NOTES PAYABLE

Notes payable as of March 31, 1998 and December 31, 1997 consisted of the following:

                                            March 31,         December 31,
                                              1998               1997
                                       ------------------  ------------------
                                                   (in thousands)
       Secured notes payable                      $3,750              $3,750
       Capital lease obligations                      35                  46
                                       ------------------  ------------------
                                                   3,785               3,796
       Less current maturities                     1,285               1,292
                                       ------------------  ------------------
                                                  $2,500              $2,504
                                       ==================  ==================

As of March 31, 1998 and December 31, 1997, the Mississippi Partnership also had an outstanding note payable to Boomtown in the amounts of $44,663,000 and $44,454,000, respectively. These amounts primarily related to funds invested by Boomtown for the initial construction of the property, and the net of subsequent cash transfers to Boomtown from the Mississippi Partnership, and from Boomtown to the Mississippi Partnership. Interest on the note payable to Boomtown was 11.0% and 11.5%, as of March 31, 1998 and December 31, 1997, respectively.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

DEBT GUARANTEES On August 6, 1997, Hollywood Park and Hollywood Park Operating Company (a wholly owned subsidiary of Hollywood Park), as co-obligors, issued $125,000,000 of Series A 9.5% Senior Subordinated Notes due 2007, which on March 20, 1998, were exchanged for a like principal amount of 9.5% Series B Senior Subordinated Notes (collectively the "Notes"). The Notes are fully and unconditionally, jointly and severally, guaranteed on a senior subordinated basis by all of Hollywood Park's material subsidiaries, including Mississippi - I Gaming, L.P. This Quarterly Report is being filed pursuant to the Indenture governing the Notes as a guarantor which is not wholly owned by the issuers of the Notes.

In June, 1997, Boomtown repurchased and retired an aggregate of approximately $102,700,000 in principal amount of Boomtown's 11.5% First Mortgage Notes. The remaining balance of $1,253,000 is fully and unconditionally guaranteed by Mississippi - I Gaming, L.P.

LEASES WITH RELATED PARTIES The Mississippi Partnership leases land from Skrmetta for use by Boomtown Biloxi. The lease term is 99 years and is cancelable upon one year's notice. The lease called for an initial deposit by the Mississippi Partnership of $2,000,000, for annual base lease rent payments of $2,000,000 and percentage rent equal to 5.0% of adjusted gaming win (as defined in the lease) over $25,000,000. Skrmetta agreed to provide the land, free of annual base rent, for two years in exchange for a 15% interest in the

Mississippi Partnership. For the three months ended March 31, 1998 and 1997, the Mississippi Partnership paid Skrmetta $798,000 and $758,000 of rent, respectively.

BARGE LEASE On August 4, 1997, Hollywood Park executed an agreement to purchase the barge that Boomtown Biloxi sits upon and the associated building shell for $5,250,000. The Mississippi Partnership had been leasing these assets. The Mississippi Partnership made a down payment of $1,500,000 upon signing the agreement, with the balance payable in three equal annual installments of $1,250,000 with interest set at the prime rate as of the first day of each year.

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

OTHER The Mississippi Gaming Commission requires (as a condition of licensing or license renewal) gaming companies to make a one time capital investment in facilities for general public use, such as restaurants and other non-gaming facilities, equal to 25% of the initial casino construction and gaming equipment costs. On October 26, 1997, the Mississippi Partnership received verbal notification that its current land-based facility satisfies the Mississippi Commission's requirement. However, the Mississippi Partnership's gaming license must be renewed in June 1998, and it is possible that the Mississippi Gaming Commission could require further development at Boomtown Biloxi in connection with the renewal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Mississippi Partnership's management, including and without limitation business interruptions due to loss of service of the gaming barge from casualty, mechanical failure, extended or extraordinary maintenance, or severe weather, potential saturation of the Biloxi gaming market, and failure to complete the conversion of the Skrmetta interest in the anticipated time frame. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review Hollywood Park's filings with the Securities and Exchange Commission.

                             RESULTS OF OPERATIONS

Three months ended March 31, 1998, compared to the three months ended March 31,
-------------------------------------------------------------------------------
                                     1997
                                     ----

Total revenues for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, increased by $1,420,000, or 9.8%. Gaming revenues increased by $929,000, or 7.1%, primarily a result of marketing efforts to attract patrons with improved food and beverage services. Food and beverage revenues increased by $426,000, or 57.8%, primarily as a result of aggressive marketing programs and added buffet services for employees of all Biloxi Gulf Coast casinos. Other revenues primarily related to gift shop and video family fun center sales, increased as a result of increased patron flow to the property.

Total operating expenses increased by $1,238,000, or 9.5%, during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. Gaming expenses increased by $258,000, or 3.5%, primarily due to the increase in play, as reflected in the gaming revenues. Food and beverage expenses increased by $546,000, or 61.1%, primarily as a result of the marketing program and food service changes implemented to attract more patrons to the property. Administrative expenses increased by $263,000, or

7.3%, primarily due to increased costs for additional parking lot and gaming floor security, and employee annual incentive expense being accrued throughout the year in 1998, whereas in 1997 the expense was recorded at year end. Depreciation and amortization expense increased by $150,000, or 20.5%, due primarily to capital asset additions, including the barge upon which the gaming facility sits, in the 1998 asset base as compared to 1997. Interest expense increased by $134,000, or 10.2%, primarily due to interest on amounts due to Boomtown.

                        LIQUIDITY AND CAPITAL RESOURCES

The Mississippi Partnership's principal source of liquidity as of March 31, 1998, was cash and cash equivalents of $4,830,000. Cash and cash equivalents increased by $687,000 during the three months ended March 31, 1998. Cash of $808,000 was provided by operating activities. Cash of $319,000 was used in investing activities, primarily for normal and necessary capital expenditures. Cash provided by financing activities of $198,000 included cash advances from Boomtown netted against the normal payments on notes outstanding.

As of March 31, 1997, the Mississippi Partnership's principal source of liquidity was cash and cash equivalents of $2,837,000. Cash and cash equivalents decreased by $500,000 during the three months ended March 31, 1997. Cash of $341,000 was provided by operating activities. Cash of $452,000 was used in investing activities, primarily for normal and necessary capital expenditures. Cash of $389,000 was used for financing activities.

The Mississippi Partnership transfers cash in excess of operating needs to Boomtown, as available. Boomtown transfers cash to the Mississippi Partnership, to fund operations, as needed.

As of March 31, 1998, the Mississippi Partnership had an outstanding note payable to Boomtown in the amount of $44,663,000. This amount primarily related to funds invested by Boomtown for the initial construction of the property, and the net of cash transfers between the Mississippi Partnership and Boomtown. Interest on the notes payable to Boomtown was fixed at 11.5% through December 31, 1997, and at 11.0% after December 31, 1997.

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

In the opinion of the Mississippi Partnership's management, current cash and cash equivalents, cash from operations and, if needed, cash transfers from Boomtown, will be sufficient to fund the Mississippi Partnership's liqudity requirements for the foreseeable future, and in any event for at least the next twelve months.

                                    PART II
                               OTHER INFORMATION

ITEM 6.a EXHIBITS
-----------------

     Exhibit
     Number                              Description of Exhibit
     -------                             ----------------------
      27.1                               Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MISSISSIPPI - I GAMING L.P.
   (Registrant)

By:  Bayview Yacht Club, Inc.
     a Mississippi corporation
Its: General Partner



By:  /s/   G. Michael Finnigan                        Dated :  May 13, 1998
   ---------------------------------
     G. Michael Finnigan
     Vice President and
     Chief Financial Officer