Form 10-Q
period 1998-06-30
MISSISSIPPI I GAMING L P
filed 1998-08-12
CIK 918883

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q


    [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes [ ]     No [ X ]

                          Mississippi - I Gaming, L.P.

                               Table of Contents



                                     Part I


Item 1.   Financial Information
            Balance Sheets as of June 30, 1998, and December 31, 1997........1
            Statements of Operations for the three and six months ended
              June 30, 1998 and 1997.........................................2
            Statements of Cash Flows for the three and six months ended
              June 30, 1998 and 1997.........................................3
            Notes to Financial Statements....................................4

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations
            Results of Operations............................................8
            Liquidity and Capital Resources..................................8

                                     Part II

Item 6.a  Exhibits...........................................................9

          Signatures........................................................10

Item 1. Financial Information


                         Mississippi - I Gaming, L.P.
                                Balance Sheets

                                                                As of
                                                    ------------------------------
                                                      June 30,        December 31,
                                                        1998             1997
                                                    ------------      ------------
                                                    (unaudited)
                                                             (in thousands)
                 Assets
Current Assets:
  Cash and cash equivalents                              $4,029            $4,143
  Other receivables, net                                    173               113
  Prepaid expenses and other assets                       2,338             1,614
                                                        -------           -------
    Total current assets                                  6,540             5,870

  Property, plant and equipment, net                     44,816            45,576
  Other assets                                            2,061             2,068
                                                        -------           -------
                                                        $53,417           $53,514
                                                        =======           =======
----------------------------------------------------------------------------------

   Liabilities and Partners' Deficit
Current Liabilities:
  Accounts payable                                         $555              $670
  Accrued compensation                                    1,181               923
  Accrued liabilities                                     3,201             3,250
  Accrued interest payable, Boomtown, Inc.                3,440             4,989
  Current portion of notes payable, Boomtown, Inc.       44,827            44,454
  Current portion of notes payable, other                 1,277             1,292
                                                        -------           -------
    Total current liabilities                            54,481            55,578

Notes payable, other                                      2,500             2,504

Commitments and contingencies                                 0                 0

Partners' deficit:
  General partner                                            12                11
  Limited partners                                       (3,576)           (4,579)
                                                        -------           -------
    Total partners' deficit                              (3,564)           (4,568)
                                                        -------           -------
                                                        $53,417           $53,514
                                                        =======           =======

----------
See accompanying notes to financial statements.

                         Mississippi - I Gaming, L.P.
                           Statements of Operations

                                         For the three months ended             For the six months ended
                                                  June 30,                              June 30,
                                        -----------------------------          ---------------------------
                                            1998             1997                  1998           1997
                                        ------------     ------------          ------------   ------------
                                                              (in thousands, unaudited)
Revenues:
  Gaming                                    $14,240          $12,922               $28,270        $26,023
  Food and beverage                           1,323              829                 2,486          1,566
  Other                                         791              730                 1,471          1,345
                                          ---------        ---------             ---------      ---------
                                             16,354           14,481                32,227         28,934
                                          ---------        ---------             ---------      ---------
Expenses:
  Gaming                                      7,237            6,943                14,883         14,331
  Food and beverage                           1,632            1,081                 3,072          1,975
  Administrative                              3,967            3,916                 7,824          7,510
  Other                                         398              385                   775            741
  Depreciation and amortization                 900            1,077                 1,782          1,809
                                          ---------        ---------             ---------      ---------
                                             14,134           13,402                28,336         26,366
                                          ---------        ---------             ---------      ---------
Operating income                              2,220            1,079                 3,891          2,568
  Interest expense                            1,439            1,308                 2,887          2,622
                                          ---------        ---------             ---------      ---------
Net income (loss)                              $781            ($229)               $1,004           ($54)
                                          =========        =========             =========      =========

Net income (loss) allocated to partners:
  General partner                              ($10)            ($11)                   $1            ($2)
  Limited partners                              791             (218)                1,003            (52)
                                          ---------        ---------             ---------      ---------
                                               $781            ($229)               $1,004           ($54)
                                          =========        =========             =========      =========

                         Mississippi - I Gaming, L.P.
                           Statements of Cash Flows

                                                           For the six months ended
                                                                  June 30,
                                                          --------------------------
                                                             1998           1997
                                                          ----------      ----------
                                                          (in thousands, unaudited)
Cash flows from operating activities:
Net income (loss)                                            $1,004            ($54)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation and amortization                               1,782           1,809
  (Gain) loss on sale of property and equipment                 (10)            142
  (Increase) decrease in other receivables, net                 (60)             13
  Increase in prepaid expenses and other assets                (724)           (580)
  Decrease in other assets                                        7              70
  (Decrease) increase in accounts payable                      (115)            121
  Increase in accrued compensation                              258              13
  (Decrease) increase in accrued liabilities                    (49)            377
  Decrease in accrued interest payable, Boomtown, Inc.       (1,549)            (63)
                                                             ------          ------
      Net cash provided by operating activities                 544           1,848
                                                             ------          ------
Cash flows from investing activities:
  Additions to property, plant and equipment                 (1,175)         (1,396)
  Proceeds from sale of property and equipment                  163              17
                                                             ------          ------
      Net cash used in investing activities                  (1,012)         (1,379)
                                                             ------          ------
Cash flows from financing activities:
  Note payable, Boomtown, Inc., net                             373             743
  Payment notes payable, other                                  (19)         (1,507)
                                                             ------          ------
      Net cash provided by (used for) financing activities      354            (764)
                                                             ------          ------
  Decrease in cash and cash equivalents                        (114)           (295)
  Cash and cash equivalents at the beginning of the period    4,143           3,337
                                                             ------          ------
  Cash and cash equivalents at the end of the period         $4,029          $3,042
                                                             ======          ======

-------------
See accompanying notes to financial statements.

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

On August 13, 1997, Hollywood Park exercised its option under the Mississippi Partnership Agreement to exchange Skrmetta's interest in the Mississippi Partnership, at Skrmetta's option, for either cash and/or shares of Hollywood Park common stock with an aggregate value equal to the value of Skrmetta's 15% interest in the Mississippi Partnership, with such value determined by a formula set forth in the relevant Mississippi Partnership Agreement. Hollywood Park supplied Skrmetta with its calculation of the value of his 15% Mississippi Partnership interest, and Skrmetta did not agree with the valuation. Hollywood Park has initiated arbitration proceedings to settle the valuation issue.

The financial information included in this Quarterly Report on Form 10-Q has been prepared in conformity with generally accepted accounting principles. The information furnished herein is unaudited; however, in the opinion of management, it reflects all normal and recurring adjustments that are necessary to present a fair presentation of the financial results for this interim period. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. This Quarterly Report on Form 10-Q does not include certain footnotes and financial presentations normally presented annually and should be read in conjunction with the Mississippi Partnership's 1997 Annual Report on Form 10-K.

Historically, the Mississippi Partnership reported financial results with a year end of September 30. Subsequent to Hollywood Park's June 30, 1997 acquisition of Boomtown, the Mississippi Partnership reports results on a calendar year end of December 31.

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

GAMING REVENUES AND PROMOTIONAL ALLOWANCES In accordance with industry practices, the Mississippi Partnership recognized gaming revenues, as the net win from gaming activities, which is the difference between gaming wins and losses. Revenues in the accompanying statements of operations excluded the retail value of food, beverage and other promotional allowances which were provided to patrons without charge. The estimated cost of providing such promotional allowances which were reported as gaming expenses, for the three and six months ended June 30, 1998, was $1,097,000 and $2,428,000, respectively, and for the three and six months ended June 30, 1997, was $944,000 and $2,027,000, respectively.

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

NOTE 2 -- CURRENT PREPAID EXPENSES AND OTHER ASSETS AND LONG TERM OTHER ASSETS

Current prepaid expenses and other assets as of June 30, 1998 and December 31, 1997 consisted of the following:

                                          June 30,               December 31,
                                            1998                     1997
                                   --------------------     --------------------
                                                    (in thousands)
Prepaid insurance                                $  278                   $  405
Land lease, related party                           500                        0
Tidelands lease                                     425                      213
Other prepaid leases                                247                      184
Inventories                                         393                      382
Prepaid taxes and licenses                          272                      150
Other current assets                                223                      280
                                   --------------------     --------------------
                                                 $2,338                   $1,614
                                   ====================     ====================

Long term other assets as of June 30, 1998 and December 31, 1997 consisted of the following:

                                          June 30,               December 31,
                                            1998                     1997
                                   --------------------     --------------------
                                                    (in thousands)
Land lease, related party                        $2,000                   $2,000
Other assets                                         61                       68
                                   --------------------     --------------------
                                                 $2,061                   $2,068
                                   ====================     ====================

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held as of June 30, 1998 and December 31, 1997 consisted of the following:

                                           June 30,               December 31,
                                             1998                     1997
                                    --------------------     --------------------
                                                     (in thousands)
Land and land improvements                       $ 1,236                  $ 1,236
Buildings and building improvements               41,394                   41,313
Equipment                                         10,748                    9,998
Construction in progress                              63                       46
                                    --------------------     --------------------
                                                  53,441                   52,593
Less accumulated depreciation                      8,625                    7,017
                                    --------------------     --------------------
                                                 $44,816                  $45,576
                                    ====================     ====================

NOTE 4 -- SECURED AND UNSECURED NOTES PAYABLE

Notes payable as of June 30, 1998 and December 31, 1997 consisted of the following:

                                           June 30,               December 31,
                                             1998                     1997
                                    --------------------     --------------------
                                                     (in thousands)
Secured notes payable                             $3,750                   $3,750
Capital lease obligations                             27                       46
                                    --------------------     --------------------
                                                   3,777                    3,796
Less current maturities                            1,277                    1,292
                                    --------------------     --------------------
                                                  $2,500                   $2,504
                                    ====================     ====================

As of June 30, 1998 and December 31, 1997, the Mississippi Partnership also had an outstanding note payable to Boomtown in the amounts of $44,827,000 and $44,454,000, respectively. These amounts primarily related to funds invested by Boomtown for the initial construction of the property, and the net of subsequent cash transfers to Boomtown from the Mississippi Partnership, and from Boomtown to the Mississippi Partnership. Interest on the note payable to Boomtown was 11.0% and 11.5%, as of June 30, 1998 and December 31, 1997, respectively.

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

In June 1997, Boomtown repurchased and retired an aggregate of approximately $102,700,000 in principal amount of Boomtown's 11.5% First Mortgage Notes (the "Boomtown Notes"). The remaining balance of $1,253,000 was fully and unconditionally guaranteed by Mississippi - I Gaming, L.P. As permitted in the Indenture (the "Boomtown Indenture") governing the Boomtown Notes, in June 1998, Boomtown elected to satisfy and discharge its obligation regarding the Boomtown Notes. As of June 9, 1998, Boomtown has satisfied all conditions required to discharge its obligations under the Boomtown Indenture.

LEASES WITH RELATED PARTIES The Mississippi Partnership leases land from Skrmetta for use by Boomtown Biloxi. The lease term is 99 years and is cancelable upon one year's notice. The lease called for an initial deposit by the Mississippi Partnership of $2,000,000, for annual base lease rent payments of $2,000,000 and percentage rent equal to 5.0% of adjusted gaming win (as defined in the lease) over $25,000,000. Skrmetta agreed to provide the land, free of annual base rent, for two years in exchange for a 15% interest in the Mississippi Partnership. For the three and six months ended June 30, 1998, the Mississippi Partnership paid Skrmetta $811,000 and $1,609,000 of rent, respectively, and for the three and six months ended June 30, 1997, paid $751,000 and $1,508,000 of rent, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Mississippi Partnership's management, including and without limitation business interruptions due to loss of service of the gaming barge from casualty, mechanical failure, extended or extraordinary maintenance, or severe weather, potential saturation of the Biloxi gaming market, failure to complete the conversion of the Skrmetta interest in the anticipated time frame, and the passage of adverse gaming-related legislation in Mississippi. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review Hollywood Park's filings with the Securities and Exchange Commission.

GENERAL On June 18, 1998, the Mississippi Gaming Commission renewed the Mississippi Partnership's gaming operator's license for another two years.

MISSISSIPPI ANTI-GAMING INITIATIVE In June 1998, a ballot measure to ban casino gaming in Mississippi was filed with the state's attorney general. If the ballot is approved, it could force Mississippi casinos to shut down within two years, and remain closed for at least four years. The anti-gaming coalition has until October 7, 1998, to collect the 98,000 signatures needed to place the measure on the November 1999 ballot. The Mississippi Gaming Association and other pro-gaming groups have filed suit to revise the measure or to have it completely voided. On July 24, 1998, a Judge ruled in favor of the Mississippi Gaming Association's suit, which in effect declared the proposed initiative null and void, due to the failure to disclose the economic impact of closing down Mississippi gaming. It is likely that a revised initiative will be filed which will address the economic impact, and the attempt to ban Mississippi gaming will continue. It is too soon in the process to predict the outcome of this situation.

YEAR 2000 ISSUE The Mississippi Partnership has assessed the impact of the year 2000 issue on its reporting and operations systems. The year 2000 issue exists because computer systems and applications were historically designed to use two digit fields to designate a year, and date sensitive systems may not properly recognize 2000. The Mississippi Partnership believes that its financial accounting software will require limited changes to overcome the year 2000 issue, and any changes are not expected to require material expenditures. Based on the nature of the Mississippi Partnership's business, it is not expected that any non-financial software applications that may be impacted by the year 2000 issue would cause any interruption in operations. The Mississippi Partnership expects to complete any changes required to overcome the year 2000 issue during 1998. The Mississippi Partnership currently estimates that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on the results of operations or financial position of the Mississippi Partnership in any given year.

                             RESULTS OF OPERATIONS

  Three months ended June 30, 1998 compared to the three months ended June 30,
  ----------------------------------------------------------------------------
                                      1997
                                      ----

Total revenues for the three months ended June 30, 1998, increased by $1,873,000, or 12.9%, as compared to the three months ended June 30, 1997. Gaming revenues increased by $1,318,000, or 10.2%, primarily a result of marketing efforts to attract patrons with improved food and beverage services. Food and beverage revenues increased by $494,000, or 59.6%, primarily a result of aggressive marketing programs and expanded and improved buffet services. Other revenues, primarily related to gift shop and the family fun center arcade, increased as a result of increased patron flow to the property.

Total operating expenses increased by $732,000, or 5.5%, during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Gaming expenses increased by $294,000, or 4.2%, primarily due to increased patron play, as reflected in the gaming revenues. Food and beverage expenses increased by $551,000, or 51.0%, as result of the increased sales. Depreciation and amortization expense decreased by $177,000, or 16.4%, primarily due to the restructuring of various equipment operating leases to capital leases during 1997. Interest expense increased by $131,000, or 10.0%, primarily due to interest on amounts due to Boomtown.

 Six months ended June 30, 1998, compared to the six months ended June 30, 1997
 ------------------------------------------------------------------------------

Total revenues increased by $3,293,000, or 11.4%, during the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. Gaming revenues increased by $2,247,000, or 8.6%, primarily a result of marketing efforts to attract new patrons to the property. Food and beverage revenues increased by $920,000, or 58.7%, primarily a result of aggressive marketing and an expanded and improved buffet. Other revenues, which primarily related to the gift shop and the family fun center arcade, increased by $126,000, or 9.4%, due to the increased patron flow to the property.

Total operating expenses increased by $1,970,000, or 7.5%, for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. Gaming expenses increased by $552,000, or 3.9%, primarily a result of the increased patron play. Food and beverage expenses increased by $1,097,000, or 55.5%, primarily a result of the increase in food and beverage sales. Interest expense increased by $265,000, or 10.1%, primarily due to interest on amounts due to Boomtown.

                        LIQUIDITY AND CAPITAL RESOURCES

On August 4, 1997, the Mississippi Partnership executed a promissory note payable to National Gaming in the amount of $3,750,000, at an interest rate equal to the prime interest rate in effect on the first day of each year. Interest is due and payable on a quarterly basis on the last day of March, June, September and December of each year. Principal payments are due and payable in three equal installments of $1,250,000, with the first payment due and payable on August 4, 1998. The principal amount of this promissory note, together with accrued interest, may be prepaid, without penalty, in whole or in part, at any time.

In the opinion of the Mississippi Partnership's management, current cash and cash equivalents, cash from operations and, if needed, cash transfers from Boomtown, will be sufficient to fund the Mississippi Partnership's liquidity requirements for the foreseeable future, and in any event for at least the next twelve months.

                                    PART II
                               OTHER INFORMATION

ITEM 6.a EXHIBITS
-----------------

   Exhibit
    Number                                        Description of Exhibit
--------------                                    ----------------------
     27.1             Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MISSISSIPPI - I GAMING L.P.
      (Registrant)

By:    Bayview Yacht Club, Inc.
       a Mississippi corporation
Its:   General Partner



By:  /s/ G. Michael Finnigan                        Dated :  August 12, 1998
   ------------------------------------
         G. Michael Finnigan
         Vice President and
         Chief Financial Officer

                         MISSISSIPPI - I GAMING, L.P.
                                 Exhibit Index


   Exhibit
    Number                                        Description of Exhibit
--------------                                    ----------------------
     27.1             Financial Data Schedule