Form 10-Q
period 1998-09-30
MISSISSIPPI I GAMING L P
filed 1998-11-12
CIK 918883

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


   [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

               For the quarterly period ended September 30, 1998

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

                         Mississippi - I Gaming, L.P.

                               Table of Contents



                                     Part I

Item 1.       Financial Information
                 Balance Sheets as of September 30, 1998, and
                  December 31, 1997.................................................    1
                 Statements of Operations for the three and nine
                  months ended
                   September 30, 1998 and 1997......................................    2
                 Statements of Cash Flows for the nine months ended
                   September 30, 1998 and 1997......................................    3
                 Notes to Financial Statements......................................    4

Item 2.       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..............................................    8
                 Liquidity and Capital Resources....................................    9

                                    Part II

Item 6.a      Exhibits.............................................................     9

              Signatures...........................................................    10

ITEM 1. FINANCIAL INFORMATION
-----------------------------

                         Mississippi - I Gaming, L.P.
                                Balance Sheets


                                                                As of
                                                    ------------------------------
                                                    September 30,     December 31,
                                                        1998              1997
                                                    ------------      ------------
                                                     (unaudited)
                                                            (in thousands)
                 ASSETS
Current Assets:
  Cash and cash equivalents                              $3,793            $4,143
  Other receivables, net                                    155               113
  Prepaid expenses and other assets                       2,337             1,614
                                                        -------           -------
    Total current assets                                  6,285             5,870

  Property, plant and equipment, net                     44,542            45,576
  Other assets                                            2,061             2,068
                                                        -------           -------
                                                        $52,888           $53,514
                                                        =======           =======


----------------------------------------------------------------------------------

   LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
  Accounts payable                                       $1,013              $670
  Accrued compensation                                    1,163               923
  Accrued liabilities                                     3,309             3,250
  Accrued interest payable, Boomtown, Inc.                3,692             4,989
  Current portion of notes payable, Boomtown, Inc.       44,989            44,454
  Current portion of notes payable, other                 1,266             1,292
                                                        -------           -------
    Total current liabilities                            55,432            55,578

Notes payable, other                                      1,250             2,504

Commitments and contingencies                                 0                 0

Partners' deficit:
  General partner                                            10                11
  Limited partners                                       (3,804)           (4,579)
                                                        -------           -------
    Total partners' deficit                              (3,794)           (4,568)
                                                        -------           -------
                                                        $52,888           $53,514
                                                        =======           =======

----------
See accompanying notes to financial statements.

                         Mississippi - I Gaming, L.P.
                           Statements of Operations


                                           For the three months ended           For the nine months ended
                                                  September 30,                         September 30,
                                           --------------------------           -------------------------
                                             1998             1997                 1998          1997
                                           ---------        ---------           -----------    ----------
                                                              (in thousands, unaudited)
REVENUES:
  Gaming                                    $13,327          $13,305               $41,597        $39,328
  Food and beverage                           1,338              915                 3,824          2,481
  Other                                         814              809                 2,285          2,154
                                            -------          -------               -------        -------
                                             15,479           15,029                47,706         43,963
                                            -------          -------               -------        -------
EXPENSES:
  Gaming                                      7,053            7,223                21,936         21,554
  Food and beverage                           1,720            1,194                 4,792          3,169
  Administrative                              4,148            3,825                11,972         11,335
  Other                                         412              398                 1,187          1,139
  Depreciation and amortization                 945              820                 2,727          2,629
                                            -------          -------               -------        -------
                                             14,278           13,460                42,614         39,826
                                            -------          -------               -------        -------
Operating income                              1,201            1,569                 5,092          4,137
  Interest expense                            1,431            1,367                 4,318          3,989
                                            -------          -------               -------        -------
Net income (loss)                             ($230)            $202                  $774           $148
                                            =======          =======               =======        =======

Net income (loss) allocated to partners:
  General partner                               ($2)             $12                   ($1)           $10
  Limited partners                             (228)             190                   775            138
                                            -------          -------               -------        -------
                                              ($230)            $202                  $774           $148
                                            =======          =======               =======        =======

                         Mississippi - I Gaming, L.P.
                           Statements of Cash Flows




                                                                 For the nine months ended
                                                                       September 30,
                                                                 -------------------------
                                                                    1998            1997
                                                                 ----------      ---------
                                                                 (in thousands, unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $774            $148
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                      2,727           2,692
  Gain on sale of property and equipment                                22               0
  (Increase) decrease in other receivables, net                        (42)              3
  Increase in prepaid expenses and other assets                       (723)           (579)
  Decrease in other assets                                               7           2,324
  Increase (decrease) in accounts payable                              343              (9)
  Increase (decrease) in accrued compensation                          240             (64)
  Increase in accrued liabilities                                       59             453
  (Decrease) increase in accrued interest payable, Boomtown, Inc.   (1,297)          1,214
                                                                    ------          ------
      Net cash provided by operating activities                      2,110           6,182
                                                                    ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                        (1,890)         (5,634)
  Proceeds from sale of property and equipment                         175               0
                                                                    ------          ------
      Net cash used in investing activities                         (1,715)         (5,634)
                                                                    ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Note payable, Boomtown, Inc., net                                    535           2,389
  Payment notes payable, other                                      (1,280)         (2,993)
                                                                    ------          ------
      Net cash used for financing activities                          (745)           (604)
                                                                    ------          ------
  Decrease in cash and cash equivalents                               (350)            (56)
  Cash and cash equivalents at the beginning of the period           4,143           3,337
                                                                    ------          ------
  Cash and cash equivalents at the end of the period                $3,793          $3,281
                                                                    ======          ======

----------
See accompanying notes to financial statements.

                         Mississippi - I Gaming, L.P.
                        Notes to Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL Mississippi - I Gaming, L.P. (the "Mississippi Partnership"), is a Mississippi limited partnership, which as of September 11, 1998, is owned and controlled by Hollywood Park, Inc. ("Hollywood Park"), through its wholly owned subsidiaries, Boomtown, Inc. ("Boomtown") and Bayview Yacht Club, Inc., which own 95% and 5%, respectively, of the Mississippi Partnership. On September 11, 1998, Hollywood Park, through its Boomtown subsidiary, purchased for $400,000 the 15% of the Mississippi Partnership owned by Eric Skrmetta ("Skrmetta").

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

GAMING REVENUES AND PROMOTIONAL ALLOWANCES In accordance with industry practices, the Mississippi Partnership recognized gaming revenues as the net win from gaming activities, which is the difference between gaming wins and losses. Revenues in the accompanying statements of operations excluded the retail value of food, beverage and other promotional allowances which were provided to patrons without charge. The estimated cost of providing such promotional allowances which were reported as gaming expenses, for the three and nine months ended September 30, 1998, was $964,000 and $3,392,000, respectively, and for the three and nine months ended September 30, 1997, was $988,000 and $3,015,000, respectively.

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

NOTE 2 - CURRENT PREPAID EXPENSES AND OTHER ASSETS AND LONG TERM OTHER ASSETS

Current prepaid expenses and other assets as of September 30, 1998 and December 31, 1997 consisted of the following:

                                                     September 30,             December 31,
                                                          1998                     1997
                                                ---------------------     --------------------
                                                                 (in thousands)
Prepaid insurance                                              $  334                   $  405
Land lease, related party                                         500                        0
Tidelands lease                                                   319                      213
Other prepaid leases                                              215                      184
Inventories                                                       524                      382
Prepaid taxes and licenses                                        200                      150
Other current assets                                              245                      280
                                                ---------------------     --------------------
                                                               $2,337                   $1,614
                                                =====================     ====================

Long term other assets as of September 30, 1998 and December 31, 1997 consisted of the following:

                                                      September 30,              December 31,
                                                           1998                      1997
                                                -----------------------     --------------------
                                                                  (in thousands)
Land lease, related party                                        $2,000                   $2,000
Other assets                                                         61                       68
                                                -----------------------     --------------------
                                                                 $2,061                   $2,068
                                                =======================     ====================

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment held as of September 30, 1998 and December 31, 1997 consisted of the following:

                                                      September 30,              December 31,
                                                           1998                      1997
                                                -----------------------     --------------------
                                                                  (in thousands)
Land and land improvements                                      $ 1,236                  $ 1,236
Buildings and building improvements                              41,430                   41,313
Equipment                                                        11,340                    9,998
Construction in progress                                             41                       46
                                                -----------------------     --------------------
                                                                 54,047                   52,593
Less accumulated depreciation                                     9,505                    7,017
                                                -----------------------     --------------------
                                                                $44,542                  $45,576
                                                =======================     ====================

NOTE 4 - SECURED AND UNSECURED NOTES PAYABLE

Notes payable as of September 30, 1998 and December 31, 1997 consisted of the following:

                                                      September 30,              December 31,
                                                           1998                      1997
                                                -----------------------     --------------------
                                                                  (in thousands)
Secured notes payable                                            $2,500                   $3,750
Capital lease obligations                                            16                       46
                                                -----------------------     --------------------
                                                                  2,516                    3,796
Less current maturities                                           1,266                    1,292
                                                -----------------------     --------------------
                                                                 $1,250                   $2,504
                                                =======================     ====================

As of September 30, 1998 and December 31, 1997, the Mississippi Partnership also had an outstanding note payable to Boomtown in the amounts of $44,989,000 and $44,454,000, respectively. These amounts primarily related to funds invested by Boomtown for the initial construction of the property, and the net of subsequent cash transfers to Boomtown from the Mississippi Partnership, and from Boomtown to the Mississippi Partnership. Interest on the note payable to Boomtown was 11.0% and 11.5%, as of September 30, 1998 and December 31, 1997, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

DEBT GUARANTEES On August 6, 1997, Hollywood Park and Hollywood Park Operating Company (a wholly owned subsidiary of Hollywood Park), as co-obligors, issued $125,000,000 of Series A 9.5% Senior Subordinated Notes due 2007, which on March 20, 1998, were exchanged for a like principal amount of 9.5% Series B Senior Subordinated Notes (collectively the "Notes"). The Notes are fully and unconditionally, jointly and severally, guaranteed on a senior subordinated basis by all of Hollywood Park's material subsidiaries, including Mississippi - I Gaming, L.P. The Registrant is filing this Quarterly Report pursuant to the rules of the Security and Exchange Commission and the indenture governing the Notes, as a guarantor which is not wholly owned by the issuers of the Notes.

In June 1997, Boomtown repurchased and retired an aggregate of approximately $102,700,000 in principal amount of Boomtown's 11.5% First Mortgage Notes (the "Boomtown Notes"). The remaining balance of $1,253,000 was fully and unconditionally guaranteed by Mississippi - I Gaming, L.P. As permitted in the Indenture (the "Boomtown Indenture") governing the Boomtown Notes, in June 1998, Boomtown elected to satisfy and discharge its obligation regarding the Boomtown Notes. As of June 9, 1998, Boomtown had satisfied all conditions required to discharge its obligations under the Boomtown Indenture.

On October 14, 1998, Hollywood Park (the parent of the Mississippi Partnership) executed an Amended and Restated Reducing Loan Agreement (the "Amended Bank Credit Facility") with the banks named therein, Societe Generale and Bank of Scotland (as Managing Agents), First National Bank of Commerce (as Co-Agent), and Bank of America National Trust and Savings Association (as Administrative Agent). A copy of the Amended Bank Credit Facility was included as Exhibit 10.1 to the Current Report on Form 8-K Filed by Hollywood Park on October 30, 1998. The Amended Bank Credit Facility provides Hollywood Park with a credit facility of up to $375,000,000, all of which has been unconditionally guaranteed by the Mississippi Partnership.

LEASES WITH RELATED PARTIES The Mississippi Partnership leases land from Skrmetta for use by Boomtown Biloxi. The lease term is 99 years and is cancelable upon one year's notice. The lease called for an initial deposit by the Mississippi Partnership of $2,000,000, for annual base lease rent payments of $2,000,000 and percentage rent equal to 5.0% of adjusted gaming win (as defined in the lease) over $25,000,000. Skrmetta agreed to provide the land, free of annual base rent, for two years, in exchange for a 15% interest in the Mississippi Partnership, which Boomtown purchased from Skrmetta, for $400,000 on September 11, 1998. For the three and nine months ended September 30, 1998, the Mississippi Partnership paid Skrmetta $766,000 and $2,375,000 of rent, respectively, and for the three and nine months ended September 30, 1997, paid $764,000 and $2,272,000 of rent, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

FORWARD LOOKING STATEMENTS Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Mississippi Partnership's management, including and without limitation to business interruptions due to loss of service of the gaming barge from casualty, mechanical failure, extended or extraordinary maintenance, or severe weather, potential saturation of the Biloxi gaming market, and the passage of adverse gaming-related legislation in Mississippi. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. For more information on the potential factors which could affect the Company's financial results, please review Hollywood Park's filings with the Securities and Exchange Commission.

GENERAL On June 18, 1998, the Mississippi Gaming Commission renewed the Mississippi Partnership's gaming operator's license for another two years.

MISSISSIPPI ANTI-GAMING INITIATIVE In Mississippi (where as of the October 15, 1998, Casino Magic acquisition, the Company has three casinos: Boomtown Biloxi, Casino Magic Biloxi, and Casino Magic Bay St. Louis), two referenda have been proposed which, if approved, would amend the Mississippi Constitution to ban gaming in Mississippi and require all currently legal gaming entities to cease operations within two years of the ban. A Mississippi state Circuit Court judge ruled that the first of the proposed referenda was invalid because, among other reasons, it failed to include required information regarding its anticipated effect on government revenues. Proponents of the referenda have filed an appeal with the Mississippi Supreme Court to review the Circuit Court ruling. The second referendum proposal included the same language on government revenues as the first referendum and was struck down by another Mississippi State Circuit Court judge on the same grounds as the first. Any such referendum must be approved by the Mississippi Secretary of State and signatures of approximately 98,000 registered voters must be gathered and certified in order for the proposal to be included on a statewide ballot for consideration by the voters. The next election, for which the proponents could attempt successfully to place such a proposal on the ballot, would be in November 2000. It is likely at some point that a revised initiative will be filed which will adequately address the issues regarding the effect on government revenues of a prohibition of gaming in Mississippi. However, it is too early in the process for the Company to make any predictions with respect to whether such a referendum will appear on a ballot or the likelihood of such a referendum being approved by the voters.

YEAR 2000 The Mississippi Partnership is actively evaluating and resolving any potential impact of the Year 2000 problem on processing date-sensitive information by its information systems, and the information systems of vendors upon whom the Mississippi Partnership is dependent. The Year 2000 problem exists because computer systems and applications were historically designed to use two digit fields (rather than four) to designate a year, and date sensitive systems may not properly recognize 2000, which could result in miscalculations or system failures.

Hollywood Park has established a Year 2000 project team to evaluate the situation on the Mississippi Partnership's computer systems and on enterprises that have significant business relationships with the Mississippi Partnership.

Internal Computer Systems The Mississippi Partnership's various financial reporting software and associated hardware are Year 2000 compatible. The Mississippi Partnership has identified the following software and hardware applications that will need to be upgraded or replaced at an estimated cost of $370,000: (a) point of sale cash register systems; (b) personal computer networks; and (c) gaming patron player tracking systems.

External Computer Systems The Mississippi Partnership has sent Year 2000 compliance questionnaires to all significant external goods and service providers, and to date responses have not indicated any potential Year 2000 problems that would have a material effect on the Mississippi Partnership.

                             RESULTS OF OPERATIONS

   Three months ended September 30, 1998 compared to the three months ended
   ------------------------------------------------------------------------
                              September 30, 1997
                              ------------------

Due to a hurricane, Boomtown Biloxi was closed for approximately six days in September 1998. Total revenues for the three months ended September 30, 1998, increased by $450,000, or 3.0%, as compared to the three months ended September 30, 1997. Food and beverage revenues increased by $423,000, or 46.2%, primarily a result of aggressive marketing programs and expanded and improved buffet services.

Total operating expenses increased by $816,000, or 6.1%, during the three months ended September 30, 1998, as compared to the three months ended September 30, 1997. Gaming expenses decreased by $170,000, or 2.4%, primarily due to the property being closed for approximately six days in September 1998.

Food and beverage expenses increased by $526,000, or 44.1%, as result of the increased sales. Depreciation and amortization expense increased by $125,000, or 15.2%, primarily due to the restructuring of various equipment operating leases to capital leases during 1997. Interest expense increased by $64,000, or 4.7%, primarily due to interest on amounts due to Boomtown.

    Nine months ended September 30, 1998, compared to the nine months ended
    -----------------------------------------------------------------------
                               September 30, 1997
                               ------------------

Total revenues increased by $3,743,000, or 8.5%, during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. Gaming revenues increased by $2,269,000, or 5.8%, primarily a result of marketing efforts to attract new patrons to the property. Food and beverage revenues increased by $1,343,000, or 54.1%, primarily a result of aggressive marketing and an expanded and improved buffet. Other revenues, which primarily related to the gift shop and the family fun center arcade, increased by $131,000, or 6.1%, due to the increased patron flow to the property.

Total operating expenses increased by $2,786,000, or 7.0%, for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. Food and beverage expenses increased by $1,623,000, or 51.2%, primarily a result of the increase in food and beverage sales. Administrative expenses increased by $635,000, or 5.6%, primarily due to increased security staffing, and costs associated with the employee bonus program. Interest expense increased by $329,000, or 8.2%, primarily due to interest on amounts due to Boomtown.

                        Liquidity and Capital Resources

On August 4, 1997, the Mississippi Partnership executed a promissory note payable to National Gaming in the amount of $3,750,000, at an interest rate equal to the prime interest rate in effect on the first day of each year. Interest is due and payable on a quarterly basis on the last day of March, June, September and December of each year. Principal payments are due and payable in three equal installments of $1,250,000, with the first payment due and paid on August 4, 1998. The principal amount of this promissory note, together with accrued interest, may be prepaid, without penalty, in whole or in part, at any time.

In the opinion of the Mississippi Partnership's management, current cash and cash equivalents, cash from operations and, if needed, cash transfers from Boomtown, will be sufficient to fund the Mississippi Partnership's liquidity requirements for the foreseeable future, and in any event for at least the next twelve months.

                                    PART II
                               OTHER INFORMATION

ITEM 6.A EXHIBITS
-----------------

   Exhibit
    Number                                               Description of Exhibit
    ------                                               ----------------------
     10.9             Amended and Restated Reducing Revolving Loan Agreement, dated as of October 14, 1998, among
                      Hollywood Park, Inc., the banks named therein, Societe Generale and Bank of Scotland (as
                      Managing Agents), First National Bank of Commerce (as Co-Agent), and Bank of America
                      National Trust and Savings Association (as Administrative Agent), is hereby incorporated by reference to Exhibit 10.53 to Hollywood Park, Inc.'s Quarterly Report on Form 10-Q for the
                      quarter ended September 30, 1998.

     27.1             Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MISSISSIPPI - I GAMING L.P.
    (Registrant)

By:    Bayview Yacht Club, Inc.
       a Mississippi corporation
Its:   General Partner



By:  /s/   G. Michael Finnigan                      Dated :  November 12, 1998
   --------------------------------------
           G. Michael Finnigan
           Vice President and
           Chief Financial Officer

                          MISSISSIPPI  I GAMING, L.P.
                                 EXHIBIT INDEX


   Exhibit
    Number                                               Description of Exhibit
    ------                                               ----------------------
     27.1             Financial Data Schedule
